Form 10-Q
period 2011-03-31
ADVANCED VENTURES CORP
filed 2011-05-19
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-169861

ADVANCED VENTURES CORP .
(Exact name of registrant as specified in its charter)

Delaware	42-1772663
(State of incorporation)	(I.R.S. Employer Identification No.)
c/o Jacky Shenker
41 Chone Hamaagal Street
Elad 40800, Israel
Phone number: 972-542066024
Fax number: 972-542066024
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

c/o Delaware Intercorp, Inc.
113 Barksdale Professional Center
Newark, DE 19711
Tel. 302-266-9367
(Name, address, including zip code, and telephone number,
Including area code, of agent for service)

Copies of communications to:
John A, Cacchioli, Esq.
99 Tulip Avenue, Suite 108
Floral Park, New York 11001
Telephone No.: (516) 639-7676
Facsimile No.: (516) 328-8772

\

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ☒   No       ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐ No       ☒

As of  March 31 2011 ,3,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011

Balance Sheets as of March 31, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months Ended
March 31, 2011, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through March 31, 2011	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2011
And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MARCH 31, 2011

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$300	$300
Prepaid expenses	12,802	-
Deferred offering costs	20,000	20,000

Total current assets	33,102	20,300

Total Assets	$33,102	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$29,253	$27,253
Loans from related parties - Directors and stockholders	40,202	22,950

Total current liabilities	69,455	50,203

Total liabilities	69,455	50,203

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 3,000,000 shares issued and outstanding	300	300
(Deficit) accumulated during the development stage	(36,653)	(30,203)

Total stockholders' (deficit)	(36,353)	(29,903)

Total Liabilities and Stockholders' (Deficit)	$33,102	$20,300

The accompanying notes to financial statements
are an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)
(Unaudited)

	Three months Ended	Cumulative
	March 31,	From
	2011	Inception

Revenues	$-	$-

Expenses:
Filing fees	-	2,753
Transfer agent fees	-	1,800
Professional fees	6,450	13,100
Patent	-	17,500
Legal - incorporation	-	1,500

Total expenses	6,450	36,653

(Loss) from Operations	(6,450)	(36,653)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(6,450)	$(36,653)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,000,000

The accompanying notes to financial statements are
an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 6, 2010)
THROUGH MARCH 31, 2011
(Unaudited)

			(Deficit)
			Accumulated
			During the
	Common stock		Development
	Shares	Amount	Stage	Totals

Balance - at inception	-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	300

Net (loss) for the period	-	-	(30,203)	(30,203)

Balance - Decmber 31, 2010	3,000,000	$300	$(30,203)	$(29,903)

Net (loss) for the period	-	-	(6,450)	(6,450)

Balance - March 31, 2011	3,000,000	$300	$(36,653)	$(36,353)

The accompanying notes to financial statements are
an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)
THROUGH MARCH 31, 2011
(Unaudited)

	Three Months Ended	Cumulative
	March 31,	From
	2011	Inception

Operating Activities:
Net (loss)	$(6,450)	$(36,653)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	-	(20,000)
Prepaid expenses	(12,802)	(12,802)
Accounts payable and accrued liabilities	2,000	29,253

Net Cash Used in Operating Activities	(17,252)	(40,202)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from stock issued	-	300
Proceeds from shareholder loans	17,252	40,202

Net Cash Provided by Financing Activities	17,252	40,502

Net (Decrease) Increase in Cash	-	300

Cash - Beginning of Period	300	-

Cash - End of Period	$300	$300

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)Summary of Significant Accounting Policies

Basis of Presentation and Organization

Advanced Ventures corp. (“Advanced Ventures” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on July 6, 2010. The business plan of the Company is to develop a commercial application of the design in a patent, “Catheter with integral anchoring means”. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of the Company were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2011, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and its cash flows for the periods ended March 31, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2011.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2011, and expenses for the period ended March 31, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of this accounting standard had no impact on the Company's financial position or results of operations.

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent of an “Catheter with integral anchoring means”. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

On July 27, 2010, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Catheter with integral anchoring means” for consideration of $17,500. The United States Patent number is 6,743,209.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Patent

On July 27, 2010, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the right, title and interest in the patent known as the “Catheter with integral anchoring means” for consideration of $17,500. The United States Patent number is 6,743,209. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The cost of obtaining the patent was expensed. The patent was filed on June 1, 2004 and assigned to the Company on July 27, 2010.

(4) Loans from Related Parties - Directors and Stockholders

As of March 31, 2011, loans from related parties amounted to $40,202 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5) Common Stock

On July 8, 2010, the Company issued 3,000,000 shares of its common stock to individuals who are Directors and officers of the company for $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011.

(6) Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2011, was as follows (assuming a 23% effective tax rate):

2011

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$1,551
Change in valuation allowance	(1,551)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$4,741	$3,190
Less - Valuation allowance	(4,741)	(3,190)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2011 and December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2011, the Company had approximately $20,600 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7) Related Party Transactions

As described in Note 4, as of March 31, 2011, the Company owed $40,202 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on July 8, 2010, the Company issued 3,000,000 shares of its common stock to Directors and officers for $300.

(8)  Commitments

On February 20, 2011 the Company entered into an agreement with a subcontractor for the design and manufacture of a prototype. Under the terms of the agreement the Company is committed to pay the subcontractor $8,500 for the design and manufacture of a prototype. The Company paid an initial payment of $1,775 upon entering into the agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Advanced Ventures Corp “ Company,” “we,” “our” or “us” refer to Advanced Ventures  Corp.  Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 10,2011. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in Delaware on July 6, 2010 and are a development stage company. On July 27, 2010, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sales Agreement") with Ilanit Appelfeld (the “Seller”), in relation to a patented technology, U.S. Patent Number: 6,743,209 (the “Patent”), for a catheter with a integral anchoring mechanism.  The patented technology has the potential to be adopted as a standard in all medical facilities, making a decisive contribution towards significantly and reliably securing a urethral catheter to the outside of a patient’s body in order to prevent or restrict undesirable movement or displacement of the catheter.  The invention concept is flexible enough that it can be applied to humans as well as to animals, thus further increasing the marketing potential for a product based on the Patent.

Based on the Patent, the Company believes that this apparatus will help prevent or restrict undesirable movement or displacement of a catheter. However, until the Company can successfully develop a prototype and test it, the Company cannot currently estimate the full extent of the benefits to be gained from this apparatus.

The patent and technology were transferred to Advanced Ventures Corp. in exchange of payment to Ilanit Appelfeld of US $17,500 (seventeen thousand five hundred United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sales Agreement related to  U.S. Patent Number: 6,743,209.

The invention that is the subject of the Patent is for a catheter with an integral anchoring means which is secured to the outside of a human or other animal body by suturing, tying or taping to a tubular, depression-shaped anchor member that is integrally formed during manufacture with the forming of the catheter, resulting in a one-piece multipurpose combination construction unit. Once a working prototype has been developed, we will then license the manufacturing and related marketing and selling rights to a third party. As soon as the Company starts to raise equity (following the S-1 becoming effective), it will begin to use the raised proceeds to develop the working prototype.
Our Business

Advanced Ventures has acquired a catheter with an integral anchoring means which is secured to the outside of a human or other animal body by suturing, tying or taping to a tubular, depression-shaped anchor member that is integrally formed during manufacture with the forming of the catheter. The device operates by an anchoring means, which is secured to the outside of a human or other animal body by suturing, tying or taping to a tubular, depression-shaped anchor member that is integrally formed during manufacture with the forming of the catheter. To be effective a catheter with integral anchoring means must be easy to use and must be cost effective. Moreover, the Company believes that its catheter with integral anchoring means should greatly reduce bacterial growth. With the foregoing in mind, it would be greatly advantageous to provide catheter with an integral anchoring means that overcomes these costs and housekeeping problems associated with previous anchoring means, by operating with a standard catheter.

Based on the Patent, the Company believes that this apparatus will significantly reduce bacterial growth and infection. However, until the Company can successfully develop a prototype and test it, the Company cannot currently estimate the full extent of the benefits to be gained from this apparatus.

Advanced Ventures’ device is based on attaching urethral catheters to or at the outside of a human or other animal body by suturing, tying or taping to a tubular depression-shaped anchor member that is simultaneously and integrally constructively formed with the catheter tube proper during manufacture resulting in a single one-piece solitary tapered combination construction unit with no breaks or divisions. The Company believes it would be more advantageous that this tubular depression-shaped anchor member of the catheter be integrally formed during manufacture with the forming of the overall catheter resulting in a one-piece urethral catheter construction unit. The former construction requires the manufacture and assembly of multiple components in order to produce an equal unit. The Company believes its "built-in" tubular depression-shaped anchor member of this catheter requires less production material than that of other patents thereby significantly reducing manufacturing costs. Also there are no individual or additional anchoring components to inspect, test, sterilize, package or distribute. The Company intends to develop a fully operational valid working prototype, which can then be used to develop and manufacture the actual product. However, until the Company can successfully develop a prototype and test it, the Company cannot currently estimate the full extent of the benefits to be gained from this apparatus. As soon as the company  raises equity (following the recent effective  S-1, it will begin to use raised proceeds to develop the working prototype.

Employees

Other than our current Directors and officers, we have no other full time or part-time employees..The Company has 2 outside consultants.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

We are a development stage company that has acquired the technology and received a patent for catheter with integral anchoring means.

Although we have not yet engaged a manufacturer to develop a fully operational prototype of the catheter with integral anchoring means, based on our preliminary discussions with certain manufacturing vendors, we believe that it will take approximately 3-6 months to develop the working prototype of our product after sufficient funds are raised to cover this expense. The design and development of a commercial product will be carried out by specialist subcontractors offering expertise in several relevant disciplines, including the determination of which materials would be ideal for this construction. Currently, it is assumed that an expert in plastics and metal, device design, operation and control, sterilization, automation and mechanics manufacturing, computer and microcomputers, and others would be consulted.

Design and product development is divided into three individual stages:

a) Technical Concept/Definition (three months)

b) Engineering Specification (four months)

c) Engineering & Preparation for Production (six months)

If and when we have a viable prototype, depending on the availability of funds and after obtaining the necessary regulatory approvals, we estimate that we would need approximately an additional four to six months to bring this product to market. The four to six months period to bring our product to market commences from the time the product receives the necessary regulatory approvals as described above in the section titled “Existing or Probable Government Regulations,” which process may take several years.  Our objective is to manufacture the prototype  ourselves through third party sub-contractors and  then license the manufacturing rights to the product and related technology to third party manufacturers who would then assume responsibility for regulatory approvals, marketing and sales.

Depending on the relative success of the offering pursuant to the recent effective S1, we intend to use the funds to build the prototype and  execute our plan of operations accordingly.

General Working Capital

We are currently raising the funds pursuant to the recent effective S1 to build the prototype and carry out our business objectives accordingly To date the working capital needs of the Co have been funded by our Officers and Directors and will continue to be funded so until capital is raised .
.

Liquidity and Capital Resources

Our balance sheet as March 31 2011  reflects cash in the amount of  $300. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three  months ended March 31 2011 amounted to $6,450.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended March 31 2011.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2011	ADVANCED VENTURES CORP.

	By:	/s/ Jacky Shenker
Name: Jacky Shenker Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 19, 2011	By:	/s/ Jacky Shenker
Name: Jacky Shenker Title: President and Director (Principal Executive Officer)

Date: May 19, 2011	By:	/s/ Rachel Feldstein
Name: Rachel Feldstein Title: Secretary and Director (Principal Internal Accounting and financial Officer)