Form 10-Q/A
period 2011-03-31
ADVANCED VENTURES CORP
filed 2011-06-14
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of  March 31 2011, 3,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

Date: June 14, 2011	ADVANCED VENTURES CORP.

	By:	/s/ Jacky Shenker
Name: Jacky Shenker Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 14, 2011	By:	/s/ Jacky Shenker
Name: Jacky Shenker Title: President and Director (Principal Executive Officer)

Date: June 14, 2011	By:	/s/ Rachel Feldstein
Name: Rachel Feldstein Title: Secretary and Director (Principal Internal Accounting and financial Officer)