Form 10-Q
period 2011-06-30
ADVANCED VENTURES CORP
filed 2011-07-21
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended , June 30,  2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 333-169861

ADVANCED VENTURES CORP.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No☒

As of July 25, 2011, 5,500,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2011

Balance Sheets as of June 30, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months and Six Month Ended
June 30, 2011, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2011	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2011
And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	June, 30	December 31,
	2011	2010
	(Unaudited)	Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$77,738	$300
Deferred offering costs	-	20,000

Total current assets	77,738	20,300

Total Assets	$77,738	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$23,253	$27,253
Loans from related parties - Directors and stockholders	52,261	22,950

Total current liabilities	75,514	50,203

Total liabilities	75,514	50,203

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 5,500,000 and 3,000,000 shares issued and outstanding, respectively	550	300
Additional paid-in capital	54,750	-
(Deficit) accumulated during the development stage	(53,076)	(30,203)

Total stockholders' (deficit)	2,224	(29,903)

Total Liabilities and Stockholders' (Deficit)	$77,738	$20,300

The accompanying notes to financial statements
are an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011
AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)
(Unaudited)

	Three months Ended	Six months Ended	Cumulative
	June 30,	June 30,	From
	2011	2011	Inception

Revenues	$-	$-	$-

Expenses:
Professional fees	18,861	25,311	36,514
Patent	-	-	17,500
Legal - incorporation	-	-	1,500

Total expenses	18,861	25,311	55,514

(Loss) from Operations	(18,861)	(25,311)	(55,514)

Other Income (Expense)	-	-	-
Foreign currency transaction gains	2,438	2,438	2,438

Provision for income taxes	-	-	-

Net (Loss)	$(16,423)	$(22,873)	$(53,076)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	3,412,088	3,207,182

The accompanying notes to financial statements are
an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 6, 2010)
THROUGH JUNE 30, 2011
 (Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	-	300

Net (loss) for the period	-	-	-	(30,203)	(30,203)

Balance - Decmber 31, 2010	3,000,000	$300	$-	$(30,203)	$(29,903)

Common stock issued for cash	2,500,000	250	54,750	-	55,000

Net (loss) for the period	-	-	-	(22,873)	(22,873)

Balance - June 30, 2011	5,500,000	$550	$54,750	$(53,076)	$2,224

The accompanying notes to financial statements are
an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED JUNE, 2011
AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)
THROUGH JUNE 30, 2011
(Unaudited)

	Six Months Ended	Cumulative
	June 30,	From
	2011	Inception

Operating Activities:
Net (loss)	$(22,873)	$(53,076)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Accounts payable and accrued liabilities	(4,000)	23,253

Net Cash Used in Operating Activities	(26,873)	(29,823)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from stock issued	75,000	75,300
Offering costs paid	-	(20,000)
Proceeds from shareholder loans	29,311	52,261

Net Cash Provided by Financing Activities	104,311	107,561

Net (Decrease) Increase in Cash	77,438	77,738

Cash - Beginning of Period	300	-

Cash - End of Period	$77,738	$77,738

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of its operations and its cash flows for the periods ended June 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2011, and expenses for the period ended June 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011. On  June 16, 2011, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2011, loans from related parties amounted to $52,261 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On July 8, 2010, the Company issued 3,000,000 shares of its common stock to individuals who are Directors and officers of the company for $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011. On  June 16, 2011, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2011, was as follows (assuming a 23% effective tax rate):

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$5,261
Amortization deduction	134
Change in valuation allowance	(5,395)

Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$8,451	$3,056
Less - Valuation allowance	(8,451)	(3,056)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2011 and December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2011, the Company had approximately $36,700 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of June 30 , 2011, the Company owed $52,261 to Directors, officers, and principal stockholders of the Company for working capital loans.

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

The invention that is the subject of the Patent is for a catheter with an integral anchoring means which is secured to the outside of a human or other animal body by suturing, tying or taping to a tubular, depression-shaped anchor member that is integrally formed during manufacture with the forming of the catheter, resulting in a one-piece multipurpose combination construction unit. Once a working prototype has been developed, we will then license the manufacturing and related marketing and selling rights to a third party
.
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

During the second quarter of 2011 the Company raised gross proceeds of $75,000pursuant to its effective S1 registration Statement and issued 2,500,000 free trading shares accordingly.

The Company has started to implement its business plan and model and has retained a Co to develop a working prototype for the patented technology. It is estimated the prototype will be ready within three to six months.

Employees

In addition to  our current Directors and officers, we have  2 outside consultants.

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

The Company has started to implement its business plan after  raising the funds pursuant to the effective S1 and  has retained a Co to develop a working prototype for the patented technology. It is estimated the prototype will be ready within three to six months.

The prototype development is categorized as follows

Design and product development is divided into three individual stages:

a) Technical Concept/Definition (three months)

b) Engineering Specification (four months)

c) Engineering & Preparation for Production (six months)

 General Working Capital

During the second quarter of 2011 the Company raised gross proceeds of $75,000pursuant to its effective S1 registration Statement and issued 2,500,000 free trading shares accordingly.

Liquidity and Capital Resources

Our balance sheet as June 30 2011 reflects  $77,738  in cash and cash equivalents . Cash from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the six  months ended  June 30 , 2011 amounted to $25,311 and $22,873 accordingly .

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matters  submitted to a vote of security holders during the three months ended  June 30 2011

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

Date: July 21 ,2011	ADVANCED VENTURES CORP.

	By:	/s/ Jacky Shenker
Name: Jacky Shenker
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 21, 2011	By:	/s/ Jacky Shenker
Name: Jacky Shenker
Title: President and Director
(Principal Executive Officer)

Date: July 21, 2011	By:	/s/ Rachel Feldstein
Name: Rachel Feldstein
Title: Secretary and Director
(Principal Internal Accounting and financial Officer)