Form 10-Q
period 2011-09-30
ADVANCED VENTURES CORP
filed 2011-11-10
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        333-169861

ADVANCED VENTURES CORP.

(Exact name of registrant as specified in its charter)

Delaware	42-1772663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 6 Houjiayu, Wangzuoxiang Beijing, China	100000
(Address of principal executive offices)	(Zip Code)

+852-53872543
Registrant’s telephone number, including area code

41 Chone Hamaagal Street Elad 40800, Israel
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  5,500,000 shares of common stock as of November 10, 2011.

USE OF NAMES

In this annual report, the terms “Advanced Ventures,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Advanced Ventures Corp.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. For a description of our risks and uncertainties, refer to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 10, 2011.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by applicable law, including the securities laws of the United States, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this quarterly report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the unaudited interim consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2010. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2010.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS
	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	Audited)
Current Assets:
Cash and cash equivalents	$-	$300
Deferred offering costs	-	20,000

Total current assets	-	20,300

Total Assets	$-	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$5,500	$27,253
Loans from related parties - Directors and stockholders	-	22,950

Total current liabilities	5,500	50,203

Total liabilities	5,500	50,203

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 5,500,000 and 3,000,000 shares issued and outstanding, respectively	550	300
Additional paid-in capital	54,750	-
(Deficit) accumulated during the development stage	(60,800)	(30,203)

Total stockholders' Equity (deficit)	(5,500)	(29,903)

Total Liabilities and Stockholders' Equity (Deficit)	$-	$20,300

The accompanying notes to financial statements
are an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011
AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Professional fees	6,665	4,300	31,976	4,300	43,179
Patent	-	17,500	-	17,500	17,500
Legal - incorporation	-	1,500	-	1,500	1,500
Miscellaneous expense	1,059	-	1,059	-	1,059

Total expenses	7,724	23,300	33,035	23,300	63,238

(Loss) from Operations	(7,724)	(23,300)	(33,035)	(23,300)	(63,238)

Other Income (Expense)	-	-	-	-	-
Foreign currency transaction gains	-	-	2,438		2,438

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(7,724)	$(23,300)	$(30,597)	$(23,300)	$(60,800)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	5,500,000	2,931,034	3,979,853	2,931,034

The accompanying notes to financial statements are
an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 6, 2010)
THROUGH SEPTEMBER 30, 2011
 (Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	-	300

Net (loss) for the period	-	-	-	(30,203)	(30,203)

Balance - Decmber 31, 2010	3,000,000	$300	$-	$(30,203)	$(29,903)

Common stock issued for cash	2,500,000	250	54,750	-	55,000

Net (loss) for the period	-	-	-	(30,597)	(30,597)

Balance - September 30, 2011	5,500,000	$550	$54,750	$(60,800)	$(5,500)

The accompanying notes to financial statements are
an integral part of these financial statements.

ADVANCED VENTURES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH ENDED SEPTEMBER, 2011
AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(30,597)	$(23,300)	$(60,800)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	-	(20,000)	-
Accounts payable and accrued liabilities	(21,753)	24,300	5,500

Net Cash Used in Operating Activities	(52,350)	(19,000)	(55,300)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	75,000	300	75,300
Offering costs paid	-	-	(20,000)
Payments of shareholder loans	(22,950)	-	-
Proceeds from shareholder loans	-	19,000	-

Net Cash Provided by Financing Activities	52,050	19,300	55,300

Net (Decrease) Increase in Cash	(300)	300	-

Cash - Beginning of Period	300	-	-

Cash - End of Period	$-	$300	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011, the carrying value of accrued liabilities, approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2011, and expenses for the period ended September 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-03 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

As of September 30, 2011, loans from related parties for working capital advances were repaid.

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

(6)   Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2011 and 2010, was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$7,037	$5,359
Amortization deduction	201	45
Change in valuation allowance	(7,239)	(5,404)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$10,294	$3,056
Less - Valuation allowance	(10,294)	(3,056)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2011 and December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011, the Company had approximately $45,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on tax returns that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)   Related Party Transactions

As described in Note 4, as of September 30, 2011, loans from related parties for working capital advances were repaid.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010 should be read in conjunction with our unaudited interim consolidated financial statements and related notes for the three and nine months ended September 30, 2011 and 2010.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.  For a description of our risks and uncertainties, refer to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 10, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and the same period last year are not necessarily indicative of the operating results for the full years.

Overview

We were incorporated in Delaware on July 6, 2010 and are a development stage company. On July 27, 2010, we entered into an exclusive worldwide patent sale agreement (the “Patent Transfer and Sales Agreement”) with Ilanit Appelfeld (the “Seller”), in relation to a patented technology, U.S. Patent Number: 6,743,209 (the “Patent”), for a catheter with a integral anchoring mechanism.  The patented technology has the potential to be adopted as a standard in all medical facilities, making a decisive contribution towards significantly and reliably securing a urethral catheter to the outside of a patient’s body in order to prevent or restrict undesirable movement or displacement of the catheter.  The invention concept is flexible enough that it can be applied to humans as well as to animals, thus further increasing the marketing potential for a product based on the Patent.

Based on the Patent, the Company believes that this apparatus will help prevent or restrict undesirable movement or displacement of a catheter. However, until the Company can successfully develop a prototype and test it, the Company cannot currently estimate the full extent of the benefits to be gained from this apparatus.

The patent and technology were transferred to Advanced Ventures Corp. in exchange of payment to Ilanit Appelfeld of $17,500 (seventeen thousand five hundred United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sales Agreement related to U.S. Patent Number: 6,743,209.

The invention that is the subject of the Patent is for a catheter with an integral anchoring means which is secured to the outside of a human or other animal body by suturing, tying or taping to a tubular, depression-shaped anchor member that is integrally formed during manufacture with the forming of the catheter, resulting in a one-piece multipurpose combination construction unit..

We maintain our statutory registered agent’s office at Delaware Intercorp, Inc. 113 Barksdale Professional Center, Newark, DE, 19711 and our business office is located at No. 6 Houjiayu, Wangzuoxiang, Beijing, China, 100000. This is our mailing address as well.

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

Advanced Ventures’ device is based on attaching urethral catheters to or at the outside of a human or other animal body by suturing, tying or taping to a tubular depression-shaped anchor member that is simultaneously and integrally constructively formed with the catheter tube proper during manufacture resulting in a single one-piece solitary tapered combination construction unit with no breaks or divisions. The Company believes it would be more advantageous that this tubular depression-shaped anchor member of the catheter be integrally formed during manufacture with the forming of the overall catheter resulting in a one-piece urethral catheter construction unit. The former construction requires the manufacture and assembly of multiple components in order to produce an equal unit. The Company believes its “built-in” tubular depression-shaped anchor member of this catheter requires less production material than that of other patents thereby significantly reducing manufacturing costs. Also there are no individual or additional anchoring components to inspect, test, sterilize, package or distribute. The Company intends to develop a fully operational valid working prototype, which can then be used to develop and manufacture the actual product. However, until the Company can successfully develop a prototype and test it, the Company cannot currently estimate the full extent of the benefits to be gained from this apparatus.

During the second quarter of 2011 the Company raised gross proceeds of $75,000 pursuant to its effective Form S-1 Registration Statement and issued 2,500,000 shares of common stock that were registered pursuant to the Form S-1 Registration Statement.

Employees

We currently do not have any full time employees.

Transfer Agent

We have engaged Nevada Agency and Transfer Company as our stock transfer agent. Nevada Agency and transfer Company is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operations

We are a development stage company that has acquired the technology and received a patent for a catheter with an integral anchoring means.

We intend to develop a working prototype for the patented technology. At this time, we are not sure when a working prototype will be ready, however, we anticipate one to be ready in six months.

The design and product development is divided into three individual stages:

•	Technical Concept/Definition (three months)

•	Engineering Specification (four months)

•	Engineering & Preparation for Production (six months)

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 to September 30, 2011 as well as for the three month periods ended September 30, 2011 and 2010, and the nine month periods ended September 30, 2011 and 2010.

	Three months ended Sept. 30,		Nine months ended Sept. 30,		July 6, 2010 (inception) to Sept. 30,
	2011	2010	2011	2010	2011

Revenues	-	-	-	-	-

Expenses:
Professional Fees	$6,665	$4,300	$31,976	$4,300	$43,179
Patent	-	17,500	-	17,500	17,500
Legal – incorporation	-	1,500	-	1,500	1,500
Miscellaneous expense	1,059	-	1,059	-	1,059

Total Expenses	7,724	23,300	33,035	23,300	63,238

(Loss) From Operations	(7,724)	(23,300)	(33,035)	(23,300)	(63,238)

Other Income (Expense)
Foreign currency transaction gains	-	-	2,438	-	2,438

(Loss) Before Income Taxes	(7,724)	(23,300)	(30,597)	(23,300)	(60,800)

Provision for income taxes	-	-	-	-	-

Net (Loss)	(7,724)	(23,300)	(30,597)	(23,300)	(60,800)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

During the three months ended September 30, 2011 and September 30, 2010, respectively, we did not generate any revenue.

Professional fees:  Professional fees were $6,665 and $4,300 for the three month periods ended September 30, 2011 and 2010, respectively.  This increase was due to the increase in filings related to our reporting obligations for the three month period ended September 30, 2011.

Patent:  Patent expenses were $Nil and $17,500 for the three month periods ended September 30, 2011 and 2010, respectively.

Legal - incorporation:  Legal - incorporation expenses were $Nil and $1,500 for the three month periods ended September 30, 2011 and 2010, respectively.

Miscellaneous:  Miscellaneous expenses were $1,059 and $Nil for the three month periods ended September 30, 2011 and 2010, respectively.  This increase was due to the increase in activity of the Company during the three month period ended September 30, 2011.

Net Loss:  The net loss was $7,724 and $23,300 for the three month periods ended September 30, 2011 and 2010, respectively.  The decrease in net loss of $15,576 resulted primarily from a decrease in patent expenses as this was a one time expense in order to acquire and receive the rights to the patent technology.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011 and September 30, 2010, respectively, we did not generate any revenue.

Professional fees:  Professional fees were $31,976 and $4,300 for the nine month periods ended September 30, 2011 and 2010, respectively.  This increase was due to the regulatory filings related to our registered offering and reporting obligations during the nine month period ended September 30, 2011.

Patent:  Patent expenses were $Nil and $17,500 for the nine month periods ended September 30, 2011 and 2010, respectively.

Legal - incorporation:  Legal - incorporation expenses were $Nil and $1,500 for the nine month periods ended September 30, 2011 and 2010, respectively.

Miscellaneous:  Miscellaneous expenses were $1,059 and $Nil for the three month periods ended September 30, 2011 and 2010, respectively.  This increase was due to the increase in activity of the Company during the nine month period ended September 30, 2011.

Net Loss:  The net loss was $30,597 and $23,300 for the three month periods ended September 30, 2011 and 2010, respectively.  The increase in net loss of $7,297 resulted primarily from the costs associated with the registered offering and our reporting obligations during the nine month period ended September 30, 2011.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of September 30, 2011, we had total current assets of $Nil.  Our total current liabilities as of September 30, 2011 were $5,500 represented by accounts payable and accrued liabilities of $5,500.  As a result, on September 30, 2011, we had a working capital deficiency of $5,500.

We are a development stage company and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have no cash as of September 30, 2011.  Thus, in order to meet our capital needs, we will need to raise funds from other sources to remain in business. We intend to raise additional money through private placements or shareholder loans; however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices and reduced corporate profits and capital spending. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2011, net cash flow used in operating activities was $52,350 compared to net cash flow used in operating activities of $19,000 for the nine months ended September 30, 2010.  Net cash flow used in operating activities during the nine months ended September 30, 2011 consisted primarily of a net loss of ($30,597) and accounts payable and accrued liabilities of ($21,753).  Net cash flow used in operating activities during the nine months ended September 30, 2010 consisted of a net loss of ($23,300) and deferred offering costs of ($20,000) adjusted by $24,300 of changes to accounts payable and accrued liabilities.

Net Cash From Financing Activities

During the nine months ended September 30, 2011, net cash flow provided from financing activities was $52,050 compared to net cash flow provided from financing activities of $19,300 for the nine months ended September 30, 2010. Net cash flow provided from financing activities during the nine months ended September 30, 2011 consisted of $75,000 from the proceeds from stock issued and payments of shareholder loans of ($22,950).

Subsequent Event

On October 6, 2011, a third party loaned us CAD$20,000, which is due on demand bearing no interest.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern Statement

We have negative working capital, have not yet received revenues from sales of products or services, and have recurring losses from operations.  The continuation of our company as a going concern is dependent upon our Company attaining and maintaining profitable operations and raising additional capital.  The financial statements do not include any adjustment relating to the recovery and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should our Company discontinue operations.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2010, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, Xu Fei (being our principal executive officer and principal financial and accounting officer), to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for our Company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011 (under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

A material weakness is defined in Public Company Accounting Oversight Board Auditing Standard No. 5 as a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

N/A.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED VENTURES CORP.

By:	/s/ Xu Fei
Xu Fei
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and a director
Principal Executive Officer and Principal Financial Officer
Date: November 10, 2011