Form 10-K
period 2011-12-31
ADVANCED VENTURES CORP
filed 2012-03-27
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 333-169861

ADVANCED VENTURES CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation of organization)	42-1772663 (I.R.S. Employer Identification No.)

No. 6 Houjiayu, Wangzuoxiang, Beijing, China 100000
(Address of Principal Executive Offices)

+852-53872543
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐  Yes          ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

☐  Yes          ☒  No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 30, 2011, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.00 per share) on that date, was approximately $0.

The registrant had 82,500,000 shares of common stock outstanding as of March 9, 2012.

ii

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

•	our capital needs;

•	business plans; and

•	expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Available Information

Advanced Ventures Corp. files annual, quarterly and current reports with the Securities and Exchange Commission (the “Commission” or “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “Advanced Ventures” and the “Company” mean Advanced Ventures Corp.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

Name, Incorporation and Principal Offices

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” and are a development stage company.

Our principal offices are located at No. 6 Houjiayu, Wangzuoxiang, Beijing, China 100000; our telephone number is +852-53872543.

Overview

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

Our Business

Advanced Ventures has acquired a catheter with an integral anchoring means which is secured to the outside of a human or other animal body by suturing, tying or taping to a tubular, depression-shaped anchor member that is integrally formed during manufacture with the forming of the catheter. To be effective a catheter with integral anchoring means must be easy to use and must be cost effective. Moreover, the Company believes that its catheter with integral anchoring means should greatly reduce bacterial growth and infection. With the foregoing in mind, it would be greatly advantageous to provide a catheter with an integral anchoring means that overcomes these costs and housekeeping problems associated with previous anchoring means, by operating with a standard catheter.

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

During the second quarter of 2011 the Company raised gross proceeds of $75,000 pursuant to its Form S-1 Registration Statement and issued 2,500,000 shares of common stock that were registered pursuant to the Form S-1 Registration Statement.

Third-Party Manufacturers

We intend to rely on third parties to develop a prototype and to work with us to manufacture the product. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our device as planned. In addition, we may not be able to contract with third parties to manufacture our device in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our device. Finally, even if we succeed in approaching third-party manufacturers, it is currently unknown whether the additional cost of manufacturing via a third party will increase the overall cost of the device such that integration may not be cost-effective.

Intellectual Property

On July 27, 2010, we signed a Patent Transfer and Sales Agreement with Ilanit Appelfeld, in relation to a patented technology (U.S. Patent number: 6,743,209), wherein we purchased all rights, title and interest in, a receptacle catheter with integral anchoring means.  The Patent was issued on June 1, 2004 and will expire on June 6, 2022.

Competition

There are several manufacturers of similar catheters with integral anchoring means.  In order to accommodate the attachment of a suture to a urethral catheter tube or member thereof, many catheter designs use different types of suture retention means that are located on various mating components such as catheter wing members, catheter flange members, catheter collars, catheter hubs, slip on suture pads and grooved tube members.

For example U.S. Pat. No. 3,730,187 to Reynolds reflects a urethral catheter using a tube mounted securing collar that can be sutured to a patient's body. U.S. Pat. No. 3,821,957 to Riley describes a utility catheter with a tube mounted retention slide whose lugs permit suturing to a patient's body. The utility catheter of U.S. Pat. No. 4,230,110 to Beroff comprises a hub section that is suture pierceable allowing suture attachment to a patient's body. The adapter body shown in U.S. Pat. No. 4,650,473 to Bartholomew is a device that fits on the proximal end of a blood vessel catheter and has suture holes at its wing tips and in addition a saddle for looping a suture across and then to a patient's body. The "Tom Cat" urethral catheter made by Kendall Sovereign is supplied with a frictional fit slip-on winged suturing adapter with suture holes that permit suturing to a patient's body. The "Jackson" urethral cat catheter made by Jorgensen Laboratories, Inc. is supplied with a button with holes that serves as an attachment for suture retention to a patient's body. U.S. Pat. No. 4,906,233 to Moriuchi uses a sliding catheter tube sleeve with an annular groove for retaining sutures that will be attached to a patient's body for intravenous use. Similar patents include: U.S. Pat. No. 5,423,763 to Helland and U.S. Pat. No. 5,584,874 to Rugland. These patents involve suture sleeves that slide over electrical lead catheters.

All of the aforementioned patents use suture type retention devices in order to anchor a catheter tube to a patient's body.  However, these suture retention devices are individually constructed components thereby associated with additional manufacturing costs beyond the cost of the catheter tube proper.   While each of the foregoing examples provide an anchoring mechanism, none provide a simple, safe, convenient and economical method of attaching urethral catheters to or at the outside of a human or other animal body by suturing, tying or taping to a tubular depression-shaped anchor member that is simultaneously and integrally constructively formed with the catheter tube proper during manufacture resulting in a single one-piece solitary tapered combination construction unit with no breaks or divisions.

The Company believes its technology will provide a catheter device that will be constructed of plastic, rubber, glass, metal or other suitable materials. It is intended that this tubular depression-shaped anchor member of the catheter be integrally formed during manufacture with the forming of the overall catheter resulting in a one-piece urethral catheter construction unit. Similar patents require the manufacture and assembly of multiple components in order to produce an equal unit. The Company believes this "built-in" tubular depression-shaped anchor design of this catheter requires less production material than that of other inventions thereby reducing manufacturing costs. Lower cost is also anticipated because a single unified unit means there are no individual or additional anchoring components to inspect, test, sterilize, package or distribute.

Due to the simplistic design of the present invention, medical personnel will not find it necessary to assemble various parts, hunt for misplaced parts or replace dropped parts. Suturing, tying or taping can immediately begin after finalizing catheter placement. This tubular depression-shaped anchor member is in very limited contact with the patient's body thus reducing the potential for bacterial growth and infection. The attachment site on or at the body remains visible and accessible at all times and can easily be observed or cleansed. The absence of suture pads, suture buttons and the like allow air circulation to flow around the tubular depression-shaped anchor member. Due to its high visibility medical personnel should be able to easily sever sutures, ties or tape for urethral catheter repositioning or removal. However, until the Company can successfully develop a prototype and test it, the Company cannot currently estimate the full extent of the benefits to be gained from this apparatus.

The present invention (covered by patent number 6,743,209) is a catheter with integral anchoring means. The device provides a simple, safe, convenient and economical method of attaching urethral catheters to or at the outside of a human or other animal body by suturing, tying or taping to a tubular depression-shaped anchor member that is simultaneously and integrally constructively formed with the catheter tube proper during manufacture resulting in a single one-piece solitary tapered combination construction unit with no breaks or divisions.

In effect, while there may be other devices that are designed with an integral anchoring means none currently available on the market, provide a simple, safe, convenient and economical method of attaching urethral catheters to or at the outside of a human or other animal body by suturing, tying or taping to a tubular depression-shaped anchor member that is simultaneously and integrally constructively formed with the catheter tube proper during manufacture resulting in a single one-piece solitary tapered combination construction unit with no breaks or divisions.

Patent, Trademark, License & Franchise Restrictions

Contractual Obligations & Concessions

On July 27, 2010, we entered into a Patent Transfer and Sales Agreement for the purchase of the technology on which our catheters with integral anchoring means will be based. U.S. Patent Number: 6,743,209 was issued on June 1, 2004 and will expire on June 6, 2022.

Employees

Other than our current Director and officer, Xu Fei, we have no other full time or part-time employees. Our only employee, our Director and officer, Xu Fei is expected to work approximately five hours per week. If and when we develop a prototype for our catheter with integral anchoring means, and are able to begin manufacturing and marketing a product, we may need additional employees for such operations. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months.

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

Existing or Probable Government Regulations

While the development of our proposed product is not subject to government approval, the testing, manufacture, and use of our proposed product will be subject to governmental regulations.  In Israel, the Ministry of Health (“MOH”) regulates new medical device product approvals to establish the safety and efficacy of proposed products.  The MOH also licenses and inspects medical device manufacturers, requiring manufacturers to meet internationally recognized GMP standards.  Governments in other countries have similar requirements for the testing, manufacture, and use of new medical device products.

Our proposed product will require regulatory approval by governmental agencies prior to commercialization. In Israel, a unit of the MOH called the AMAR Division is responsible for registration and listing of medical device products prior to commercialization.  The manufacturer of a medical device that has not been approved by the regulatory authorities in another country (e.g., the FDA) is required to provide the AMAR Division with the following information and documents in order to obtain MOH approval: (i) ISO 9000/EN 46000 certification, (ii) a summary of the clinical trial files, (iii) a summary of the manufacturing and safety procedures, (iv) a risk analysis, and (v) the medical opinion of doctors who used the proposed medical device.  The AMAR Division does not automatically provide its approval.  The AMAR Division itself, and not a panel, reviews the information and documents.  The division may request additional information and documents as part of its review.  Not all medical devices are subject to the same type of review process.  For example, intrusive medical devices are subject to a different review than non-intrusive medical devices.  In the best case scenario, the review process may take three months from the filing of the required information and documents, but the process may take up to a year.  Various additional Israeli statutes and regulations also govern or influence the testing, manufacturing, safety, labeling, storage, record keeping, and marketing of medical device products.  The process of obtaining these approvals and the subsequent compliance with applicable statutes and regulations will require the expenditure of substantial time and financial resources.  We currently intend for our licensees and manufacturers to bear responsibility for obtaining the necessary approvals. Any delay or failure by us or our licensees and manufacturers to obtain regulatory approval could have a material adverse effect on our business in that failure to obtain approval will preclude commercialization of our proposed product.

Clinical Trials

Clinical trials are required to establish that proposed new medical devices are effective and improve the health of patients.  All clinical trials are based on a protocol which is a study plan that describes the type of people who may participate in the trial, the schedule of tests and procedures, and the length of the study.  All phases of clinical studies conducted in Israel must be conducted in accordance with the Public Health Regulations (Medical Experiments Involving Human Subjects, 1980, including amendments and addenda thereto) and the International Conference for Harmonization Good Clinical Practice Guidelines. The regulations stipulate that a medical trial on humans will only be approved after the Helsinki Committee at the hospital intending to perform the trial has approved the medical trial and notified the medical director at the hospital in writing. The Helsinki Committee will not approve the performance of the medical trial unless it is fully satisfied that it has advantages to the trial participants and society at large that justify the risk and inconvenience for the participants and that the medical and scientific information justifies the performance of the requested medical trial. The medical director also must be satisfied that the trial is not contrary to the Helsinki Declaration (the World Medical Association statement of ethical principles for medical research involving human subjects) or to other applicable regulations generally governing the hospital’s activities.  The Helsinki Declaration includes the following principles:  (i) the importance of the objective must outweigh the inherent risks and burdens to the patient; (ii) participation must be voluntary and based on informed consent; and (iii) every precaution must be taken to protect the privacy of the patient. We expect our licensees to bear responsibility for the performance of clinical trials.

If the applicable regulations are not followed, our proposed product will not receive MOH approval and we will not be permitted to commercialize our product.  In addition, a doctor or hospital that utilizes a medical device that has not been approved by the MOH may by be subject to fines and/or license suspension or revocation, and, if the behavior were willful, criminal penalties.

Research and Development

We have incurred minimal research and development expenses to date and plan to undertake additional research and development activities during the next twelve months.

If we are able to raise additional funds, we may retain one or more third parties to design and manufacture a prototype of our catheter. We have not yet entered into any agreements, negotiations, or discussions with any third parties with respect to any such research and development activities.

Subsidiaries

The Company does not have any subsidiaries.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

We are a development stage company with no operating history and may never be able to carry out our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in a development stage company. We were established on July 6, 2010, for the purpose of engaging in the development, manufacture, and sale of a catheter with an integral anchoring means. We have not generated any revenues nor have we realized a profit from our operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon the successful development of a catheter with an integral anchoring means, which itself is subject to numerous industry-related risk factors as set forth herein. We may not be able to successfully carry out our business. There can be no assurance that we will ever achieve any revenues or profitability. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in our industry, and our Company is a highly speculative venture involving significant financial risk.

We expect to incur operating losses in the next twelve months because we have no plan to generate revenues unless and until we successfully develop a valid prototype of our catheter with an integral anchoring mechanism.

We have never generated revenues. We intend to license the manufacture and distribution of a catheter with an integral anchoring means. We own the right to exploit the technology and patent for the new invention. However, our catheter with an integral anchoring means is not currently available for sale. We intend to develop a fully workable prototype, which can then be used to develop and manufacture the actual product. We intend to rely on third parties to develop workable prototypes and thereafter to manufacture and distribute products based on our technology. We expect to incur operating losses over the next twelve months because we have no source of revenues unless and until we are successful in developing a workable prototype of our catheter with an integral anchoring means. We cannot guarantee that we will ever be successful in developing a workable prototype or in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. We can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If we are unable to obtain funding for development of a valid prototype, we will have to delay development of our valid prototype and/or change our line of business, which could result in the loss of your total investment.

We currently have not completed development of our proposed product and we have no revenues.  We will not be able to execute our business plan unless and until we are successful in raising additional funds.  We hope to raise additional funds through public or private share offerings in order to continue operations and our planned activities over the next twelve months. There can be no assurance that we will be successful in our efforts to raise these required funds, or on terms satisfactory to us. If we are unable to raise additional funds, then we may have to delay the development of a workable prototype, change our line of business or cease operations altogether.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and we will require additional funds through the sale of our common stock, which requires favorable market conditions and interest in our activities by investors. We may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative expenses and operating expenses or our proposed research and development program for the next twelve months. In addition, we anticipate requiring substantial additional capital following the development of a valid workable prototype for our catheter with an integral anchoring means in order to arrange for the licensing of the manufacture, marketing and sale of products based on our technology. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Should sufficient capital not be available, the implementation of our business plan could be delayed and, accordingly, the implementation of our business strategy would be adversely affected. If we are unable to raise additional funds in the future, we may have to cease all substantive operations. In such event it would not be likely that investors would obtain a profitable return on their investment or a return of their investment at all.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, and if we do not raise additional funding, we may have to suspend or cease operations within twelve months.

Our audited financial statements for the fiscal years ended December 31, 2011 and 2010 were prepared using the assumption that we will continue our operations as a going concern. We were incorporated on July 6, 2010, and do not have a history of earnings. As a result, our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We believe that if we do not raise additional funding we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

We have no track record that would provide a basis for assessing our ability to conduct successful business activities. We may not be successful in carrying out our business objectives.

The revenue and income potential of our proposed business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in developing a valid workable prototype of our product and thereafter making it available for sale. There is a substantial risk that we will not be successful in implementing our business plan, or if initially successful, in thereafter generating any operating revenues or in achieving profitable operations.

In addition, when we purchased the patent underlying our technology from Ilanit Appelfeld, an attorney and representative of a patent attorney firm involved in the purchase and resale of patents to interested companies that then develop products or commercialize the purchased patents, we were not aware of any other patents sold by Ms. Appelfeld or of any other companies that purchased patents from Ms. Appelfeld.  However, we have since learned that Ms. Appelfeld or her law firm has sold patents to several companies, including Crown Dynamics Corp., Dynamic Applications Corp., Dynamic Ventures Corp., and Global Dynamics Corp., and that Dynamic Ventures Corp. and Global Dynamics Corp. changed their business plans before the technology purchased had been commercialized.  The business plan of these companies initially disclosed that they intended to commercialize the technology that they acquired from Ms. Appelfeld or her law firm.  To our knowledge, none of these companies has yet to commercialize the technology that it acquired from Ms. Appelfeld or her law firm.  There is a substantial risk that we too may be required to change our business plan before the technology we purchased is commercialized.

As a development stage company, we may experience substantial cost overruns in developing our prototype and creating a strategy for future stages such as manufacturing and marketing our product, and we may not have sufficient capital to successfully complete the development and marketing of our product .

We may experience substantial cost overruns in manufacturing and marketing our prototype and then in licensing the manufacture and marketing of the product itself, and may not have sufficient capital to successfully complete our project. We may not be able to manufacture or market our product because of industry conditions, general economic conditions, and/or competition from potential manufacturers and distributors. In addition, the commercial success of any product is often dependent upon factors beyond the control of the company attempting to market the product, including, but not limited to, market acceptance of the product, governmental restrictions, and whether or not third parties promote the products through prominent marketing channels and/or other methods of promotion. Even if we do succeed in raising the capital to develop a prototype and begin manufacturing our proposed product, we cannot ensure that the final cost addition, if any, for this device will be found to be warranted and reasonable and therefore we cannot ensure that the product, if developed, will actually find popularity and acceptance.

We intend to rely on third parties to develop a prototype and to manufacture our proposed product .

We intend to rely on third parties to develop a prototype and to work with us to manufacture the product. If we are unable to enter into manufacturing or distribution agreements, or if our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize our product as planned. In addition, we may not be able to contract with third parties to manufacture our product in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, which may impair our competitive position. If a manufacturer fails to perform, we could experience significant time delays or we may be unable to commercialize or continue to market our device, which would result in losses of sales and goodwill.

We are a small company with limited resources compared to some of our current and potential competitors and we may not be able to compete effectively and increase market share.

Catheters, in general, are part of an industry that is competitive and although we believe our technology offers unique developments, we cannot guarantee that these unique features are enough to effectively capture a significant enough market share to successfully launch and sustain our product. Based on our company’s initial research through both the Internet and trade journals, as well as through an extensive search through existing patents, we believe there is no one in the industry that has successfully brought a product like ours to market, nonetheless, our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of distributors and customers than we have. As a result, these competitors have greater name credibility with our potential distributors and customers. Our competitors also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours. To be competitive, we must continue to invest significant resources in research and development, sales and marketing, and customer support. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Our success will depend on third party distribution channels.

We intend to sell our proposed product ourselves and through a series of resellers and distributors. Our future revenue growth will depend in large part on sales of our product through these relationships. We may not be successful in developing distribution relationships. Entities that distribute our product may compete with us. In addition, these distributors may not dedicate sufficient resources or give sufficient priority to selling our product. Our failure to develop distribution channels, the loss of a distribution relationship, or a decline in the efforts of a material reseller or distributor could prevent us from generating sufficient revenues to become profitable.

Changing consumer preferences may negatively impact our business.

The Company's success is dependent upon the ongoing need and appeal for a catheter with integral anchoring means. Consumer preferences with respect to such devices are continuously changing and are difficult to predict. As a result of changing consumer preferences, we cannot assure you that our proposed product will achieve customer acceptance, or that it will continue to be popular with consumers for any significant period of time, or that new products will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Our success is dependent upon our ability to develop, introduce, and gain customer acceptance, willing to continue on a long term basis to adapt their standard use of catheters by including the use of the Company’s catheter with an integral anchoring means. The failure of our proposed product to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

Because our Directors and officers have no experience in running a company that sells catheters with an integral anchoring means, they may not be able to successfully operate such a business which could cause you to lose your investment.

We are a development stage company and we intend to manufacture, market, and sell catheters with an integral anchoring means. Mr. Xu Fei, our current Director and Officer, has effective control over all decisions regarding both policy and operations of our Company with no oversight from other management. Our success is contingent upon the ability of this individual to make appropriate business decisions in these areas. However, our sole Director and Officer has no experience in operating a company that sells catheters with an integral anchoring means. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and hinder an investor from obtaining a return on his investment in us.

Because Xu Fei has other outside business activities and will only be devoting up to 10% of his time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of our business activities.

Our Director and officer is only engaged in our business activities on a part-time basis. This could cause the officer a conflict of interest between the amount of time he devotes to our business activities and the amount of time required to be devoted to his other activities. Xu Fei, our current sole Director and officer, intends to devote only approximately 5 hours per week to our business activities. Upon raising additional funding, we intend to increase our business activities in terms of development, marketing and sales. This increase in business activities may require that our sole Director and Officer engage in our business activities on a full-time basis or that we hire additional employees; however, at this time, we do not have sufficient funds to pursue either option.

Our Director owns approximately 55% of the outstanding shares of our common stock, and may be able to influence control of the company or decision making by management of the Company.

Our Director presently owns approximately 55% of our outstanding common stock and has a majority of the voting power for all business decisions, including the election of directors and approval of significant corporate transactions. The concentration of ownership of this shareholder may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common shares. In addition, this shareholder could divert business opportunities from us to himself or others.

If our intellectual property protection is inadequate, competitors may gain access to our technology and undermine our competitive position.

We regard our current and future intellectual property as important to our success, and we rely on patent law to protect our proprietary rights. Despite our precautions, unauthorized third parties may copy certain portions of our product or reverse engineer or obtain and use information that we regard as proprietary. We have been granted one patent in the United States and we may seek additional patents in the future. We do not know if any future patent application will be issued with the scope of the claims we seek, if at all, or whether any patents we receive will be challenged or invalidated. Thus, we cannot assure you that our intellectual property rights can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. Our means of protecting our proprietary rights in the United States or abroad may not be adequate and competitors may independently develop a similar technology. Any failure to protect our proprietary information and any successful intellectual property challenges or infringement proceedings against us could have a material adverse affect on our business, financial condition, or results of operations.

We may be subject to intellectual property litigation, such as patent infringement claims, which could adversely affect our business.

Our success will also depend in part on our ability to develop a commercially viable product without infringing the proprietary rights of others. Although we have not been notified of any infringement claims, other patents could be filed which would prohibit or limit our ability to develop and market our catheter and integrating mechanism in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management's attention from developing our product and would force us to incur substantial costs regardless of whether or not we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to cease operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in the PRC based on United States or other foreign laws against us, or our management.

Our sole director and officer is a non-resident of the United States, and all or a substantial portion of the assets of this non-resident are located outside of the United States. As a result, it may be difficult or not possible to effect service of process within the United States upon this non-resident, or to enforce against him judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of China would enforce:

•	Judgments of United States courts obtained against this non-resident based on the civil liability provisions of the securities laws of the United States or any state, or
•	In original actions brought in China, liabilities against this non-resident predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

If and when we sell our products, we may be liable for product liability claims and we presently do not maintain product liability insurance.

The catheters with integral anchoring means that we are developing may expose us to potential liability from personal injury or property damage claims by end-users of the product. We currently have no product liability insurance to protect us against the risk that in the future a product liability claim or product recall could materially and adversely affect our business. Inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our product. We cannot assure you that if and when we commence distribution of our product that we will be able to obtain or maintain adequate coverage on acceptable terms, or that such insurance will provide adequate coverage against all potential claims. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and prospects, and divert management’s time and attention. If we are sued for any injury allegedly caused by our future products our liability could exceed our total assets and our ability to pay the liability.

We did not conduct due diligence regarding the inventors’ experience nor regarding what was involved in designing and patenting the technology.

We did not conduct due diligence regarding the inventors’ experience nor regarding what was involved in designing and patenting the technology that underlies the Patent.  We do not know whether the inventors had experience in the medical device field or whether they properly designed the technology.  Neither can we assure you that we will be able to develop the patented technology into a product.  Any failure in the design of the patented technology could have a material adverse affect on our business, financial condition, or results of operations.

Clinical trials are expensive, time consuming, and difficult to design and implement, and it is unclear whether the results of such clinical trials will be favorable.

We have not commenced clinical trials of our proposed product.  Any clinical trials will be expensive and may be difficult to implement due to the number of patients and testing sites that may be required, and could be subject to delay or failure at any stage of the trials.  We currently intend for the licensees of our proposed product to bear the responsibility and cost of conducting clinical trials and obtaining the necessary regulatory and governmental approvals.  Any delay or failure of, or adverse results from, clinical trials will likely increase the costs associated with selling our product and may require us to obtain additional funding in order to address such delays or failures.  And such delay, failure, or adverse results could make it much more difficult or expensive for us to obtain additional funding.  Similarly, human clinical trials for our proposed product will be expensive and difficult to design and implement, in part because they will be subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials of our proposed products will take at least several years to complete once initiated.  Furthermore, we and our potential licensees may encounter problems that could cause us or our licensees to abandon or repeat clinical trials, further delaying or preventing the completion of such trials. The commencement and completion of clinical trials may be delayed by several factors, including:

•	unforeseen safety issues;
•	lack of effectiveness during clinical trials;
•	slower than expected rates of patient recruitment;
•	inability to monitor patients adequately during or after treatment; and
•	inability or unwillingness of medical investigators to follow required clinical protocols.

In addition, we or the applicable regulatory or governmental authority may suspend the clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if the regulatory or governmental authority finds deficiencies in our submissions or the conduct of these trials.

The results of clinical trials may not support our product claims.

Even if clinical trials are completed as planned, we cannot be certain that their results will support our product claims. Even if pre-clinical testing and early clinical trials for a product are successful, this does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing or meet our expectations.  The clinical trial process may fail to demonstrate that our product is safe for humans or effective for indicated uses.  Any such failure would likely cause us to abandon the product.  Any delay in, or termination of, clinical trials will delay, and, ultimately, may preclude our ability to commercialize our product and generate product revenues.

Our proposed product will be subject to government regulations and approvals which may delay or prevent its marketing and impose costly procedures upon our activities.

Applicable regulatory or governmental authorities will impose substantial requirements upon preclinical and clinical testing, manufacturing and marketing of medical device products. Lengthy and detailed preclinical and clinical testing, validation of manufacturing and quality control processes, and other costly and time-consuming procedures are required.  Satisfaction of these requirements typically takes several years and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the medical device product. The effect of government regulation may be to delay or to prevent marketing of potential products for a considerable period of time and to impose costly procedures upon our activities. The applicable regulatory or governmental authorities may not grant approval on a timely basis, or at all, for our proposed product.  Success in preclinical or early stage clinical trials does not assure success in later stage clinical trials. Data obtained from preclinical and clinical activities are susceptible to varying interpretations that could delay, limit, or prevent regulatory approval.  If regulatory approval of a product is granted, such approval may impose limitations on the indicated uses for which a product may be marketed. Further, even after we or our licensees have obtained regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product, including withdrawal of the product from the market.  Any delay in obtaining or failure to obtain regulatory approvals would make it difficult or impossible to market our products and would harm our business.

Management is inexperienced in running a U.S. public company.

We are managed by a sole director and officer that is relatively unfamiliar with the processes by which a U.S. public company should be managed and operated. Management is currently making efforts to familiarize itself with the relevant laws, rules and regulations and market practice, but there can be no assurance that it can master the relevant knowledge and skills and set up the required systems in time to prevent mistakes and to meet shareholder and market expectations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our new management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act (the “SOX”) and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our new management team, which has limited to nil prior experience operating a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our senior financial staff do not have any formal training, and do not possess professional designations, in U.S. GAAP, which may affect the effectiveness of our internal controls over financial reporting and may result in increased time and expense for preparation of our financial statements compared to other companies.

Our senior financial staff do not have any formal training, and do not posses professional designations, in U.S. GAAP. This lack of formal training and designations in U.S. GAAP may result in our internal controls over financial reporting not being effective in the future due to the lack of experience in U.S. GAAP. Also, as a result of management’s lack of U.S. GAAP experience, it may take us longer and cost more to prepare our financial statements, which may result in an increase in expenses and reduce our profitability, and possibly cause delays in the timely filing of our periodic and annual reports with the SEC.

Risks Relating to our Common Stock

We may in the future issue additional shares of our common stock which would reduce investors’ ownership interests in the Company and which may dilute our share value. We do not need stockholder approval to issue additional shares.

Our certificate of incorporation authorizes the issuance of 3,000,000,000 shares of common stock, par value $0.0001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

We do not intend to pay cash dividends on our shares of common stock but rather, we intend to finance the development and expansion of our business, delaying or perhaps preventing investors from receiving a return on their shares.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price, if any, of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a one-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price, if any, of our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable as we are not an accelerated or large accelerated filer.

ITEM 2.	PROPERTIES

Our executive offices are located at No. 6 Houjiayu Wangzuoxiang, Beijing, China 100000.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, affiliates or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock are posted for trading on the OTC Bulletin Board under the symbol “ANCV”. Our common stock has been posted for trading since approximately July 6, 2011 without any trading or volume. The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High	Low
December 31, 2011	N/A	N/A
September 30, 2011	N/A	N/A

Holders

As of December 31, 2011, we had 31 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not issued any unregistered securities during our fiscal year ended December 31, 2011.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended December 31, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at December 31, 2011, December 31, 2010 and for the period from inception (July 6, 2010) to December 31, 2011 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

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

Financial Condition

During the twelve-month period following the date of this annual report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or shareholder loans. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or shareholder loans to develop a working prototype for the patented technology. In the absence of such financing, we will not be able to continue moving forward with developing a working prototype of the catheter with an integral anchoring means and our business plan will fail.

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 to December 31, 2011 as well as for the fiscal years ended December 31, 2011 and 2010:

	Fiscal year ended December 31, 2011	Fiscal year ended December 31, 2010	July 6, 2010 (inception) to December 31, 2011

Revenues	$-	$-	$-

Expenses:
Filing Fees	-	2,753	2,753
Professional Fees	59,821	8,450	68,271
Patent	1,713	17,500	19,213
Legal – incorporation	-	1,500	1,500
Miscellaneous expense	1,059	-	1,059

Total Expenses	62,593	30,203	92,796

(Loss) From Operations	(62,593)	(30,203)	(92,796)

Other Income (Expense)
Foreign currency transaction gains	2,873	-	2,873

Provision for income taxes	-	-	-

Net (Loss)	$(59,720)	$(30,203)	$(89,923)

Results of Operations for the Years Ended December 31, 2011 and 2010

During fiscal years ended December 31, 2011 and December 31, 2010, respectively, we did not generate any revenue.

During the fiscal year ended December 31, 2011, our operating expenses consisted of: (i) filing fees of $nil (2010: $2,753); (ii) professional fees of $59,821 (2010: $8,450); (iii) patent expenses of $1,713 (2010: $17,500); (iv) legal - incorporation expenses of $nil (2010: $1,500); and (v) miscellaneous expenses of $1,059 (2010: $nil).

This resulted in a net operating loss of ($62,593) during fiscal year ended December 31, 2011 compared to a net operating loss of ($30,203) during fiscal year ended December 31, 2010.

During fiscal year ended December 31, 2011, we recorded total other income in the amount of $2,873 compared to total other income recorded during fiscal year ended December 31, 2010 in the amount of $nil. The other income received during fiscal year ended December 31, 2011 consisted of $2,873 in foreign currency transaction gains (2010: $nil).

This resulted in a net loss for fiscal year ended December 31, 2011 of ($59,720) compared to a net loss for fiscal year ended December 31, 2010 of ($30,203).

The increase in net loss of ($29,517) during fiscal year ended December 31, 2011 compared to fiscal year ended December 31, 2010 is attributable primarily to the increase in professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at December 31, 2011, our current assets were $9,991 and our current liabilities were $44,615, resulting in a working capital deficit of ($34,624). As at December 31, 2011, our total assets were $9,991 compared to total assets of $20,300 as at December 31, 2010. Total assets as at December 31, 2011 consisted of $9,991 in cash. As at December 31, 2011, our current liabilities were $44,615 compared to current liabilities of $50,203 as at December 31, 2010. Our current liabilities consisted of $16,410 in accounts payable and accrued liabilities and $28,205 in loans from related parties.

Stockholders’ deficit increased from ($29,903) as at December 31, 2010 to ($34,623) as at December 31, 2011.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2011, net cash flow used in operating activities was ($70,563) compared to net cash flow used in operating activities of ($22,950) for fiscal year ended December 31, 2010. Net cash flow used in operating activities during fiscal year ended December 31, 2011 consisted of a net loss of ($59,720) and accounts payable and accrued liabilities of ($10,843). Net cash flow used in operating activities during fiscal year ended December 31, 2010 consisted of a net loss of ($30,203) and deferred offering costs of ($20,000) which was further changed by $27,253 in accounts payable and accrued liabilities.

Net Cash from Financing Activities

During fiscal year ended December 31, 2011, net cash flow provided from financing activities was $80,254 compared to net cash flow provided from financing activities of $23,250 for fiscal year ended December 31, 2010. Net cash flow provided from financing activities during fiscal year ended December 31, 2011 pertained primarily to $75,000 received as proceeds from stock issued and $82,992 received as proceeds from shareholder loans offset by ($77,738) in repayment of shareholder loans.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue the development of a working prototype of our patented technology. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2011 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

Subsequent Event

On February 21, 2012, we filed a certificate of amendment of our certificate of incorporation to increase the amount of our authorized common shares from 200,000,000 to 3,000,000,000 having a par value of $0.0001 per share and effect a forward stock split of our issued and outstanding common shares on a basis of fifteen (15) new shares for each one (1) old share all to be effective with the State of Delaware on March 7, 2012.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 2011 and 2010	F-3

Statements of Operations for the Years Ended
December 31, 2011 and 2010, and Cumulative from Inception	F-4

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through December 31, 2011	F-5

Statements of Cash Flows for the Years Ended
December 31, 2011 and 2010 and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Advanced Ventures Corp.:

We have audited the accompanying balance sheets of Advanced Ventures Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, and from inception (July 6, 2010) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Ventures Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and from inception (July 6, 2010) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

February 28, 2012

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF DECEMBER 31, 2011 AND 2010

	As of	As of
	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash and cash equivalents	$9,991	$300
Deferred offering costs	-	20,000

Total current assets	9,991	20,300

Total Assets	$9,991	$20,300

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$16,410	$27,253
Loans from related parties - Directors and stockholders	28,205	22,950

Total current liabilities	44,615	50,203

Total liabilities	44,615	50,203

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 5,500,000 and 3,000,000 shares issued and outstanding, respectively	550	300
Additional paid-in capital	54,750	-
(Deficit) accumulated during the development stage	(89,923)	(30,203)

Total stockholders' Equity (deficit)	(34,623)	(29,903)

Total Liabilities and Stockholders' Equity (Deficit)	$9,992	$20,300

The accompanying notes to financial statements

are an integral part of these financial statements.

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)

THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
Filing fees		2,753	2,753
Professional fees	59,821	8,450	68,271
Patent	1,713	17,500	19,213
Legal - incorporation	-	1,500	1,500
Miscellaneous expense	1,059	-	1,059

Total expenses	62,593	30,203	92,796

(Loss) from Operations	(62,593)	(30,203)	(92,796)

Other Income (Expense)	-	-	-
Foreign currency transaction gains	2,873	-	2,873

Provision for income taxes	-	-	-

Net (Loss)	$(59,720)	$(30,203)	$(89,923)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	4,363,014	2,966,480

The accompanying notes to financial statements are

an integral part of these financial statements.

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 6, 2010)

THROUGH DECEMBER 31, 2011

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	3,000,000	300	-	-	300

Net (loss) for the period	-	-	-	(30,203)	(30,203)

Balance - Decmber 31, 2010	3,000,000	$300	$-	$(30,203)	$(29,903)

Common stock issued for cash	2,500,000	250	54,750	-	55,000

Net (loss) for the period	-	-	-	(59,720)	(59,720)

Balance - December 31, 2011	5,500,000	$550	$54,750	$(89,923)	$(34,623)

The accompanying notes to financial statements are

an integral part of these financial statements.

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)

THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Operating Activities:
Net (loss)	$(59,720)	$(30,203)	$(89,923)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	-	(20,000)	-
Accounts payable and accrued liabilities	(10,843)	27,253	16,410

Net Cash Used in Operating Activities	(70,563)	(22,950)	(73,513)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	75,000	300	75,300
Offering costs paid	-	-	(20,000)
Payments of shareholder loans	(77,738)	-	(77,738)
Proceeds from shareholder loans	82,992	22,950	105,942

Net Cash Provided by Financing Activities	80,254	23,250	83,504

Net (Decrease) Increase in Cash	9,691	300	9,991

Cash - Beginning of Period	300	-	-

Cash - End of Period	$9,991	$300	$9,991

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended December 31, 2011.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2011, loans from related parties amounted to $28,205 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On July 8, 2010, the Company issued 3,000,000 shares of its common stock to individuals who are Directors and officers of the company for $300.

The Company has commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 2,500,000 shares of newly issued common stock at an offering price of $0.03 per share for proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011. On June 16, 2011, the Company issued 2,500,000 shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2011 and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$13,736	$6,947
Amortization deduction	268	45
Change in valuation allowance	(14,004)	(6,991)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2011 and 2010, as follows:

	2011	2010

Loss carryforwards	$17,060	$3,056
Less - Valuation allowance	(17,060)	(3,056)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended December 31, 2011 and 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011, the Company had approximately $74,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of December 31, 2011, the Company owed $28,205 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on July 8, 2010, the Company issued 3,000,000 shares of its common stock to Directors and officers for $300.

(8)  Subsequent Events

On February 21, 2012, the Company filed a certificate of amendment of certificate of incorporation to increase the amount of authorized common shares to 3,000,000,000 and effect a forward stock split of the issued and outstanding common shares on a basis of 15 for 1 all to be effective as of March 7, 2012. As of the date of issuance of these financial statements the company is awaiting regulatory approval for the forward stock split.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2011.

Management's Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

As of December 31, 2011 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held

Xu Fei	26	President, Chief Executive, Chief Financial Officer, Secretary, Treasurer and Director

The following describes the business experience of our director and executive officer:

Xu Fei. Mr. Xu has been our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director since September 26, 2011. Mr. Xu is also currently the Vice President of Daqing Oilfield Cable and has held this position since March of 2010. From December 2006 to March 2010, Mr. Xu was the General Manager of Daqing Oilfield Cable and was also the Manager of this company from December 2004 to November 2006. Established in 1999, Daqing Oilfield Cable is a leading provider for oxygen-free copper rod, fireproof cable, control cable, cross-linked cable and aluminum twisted line. Mr. Xu graduated from Jilin Institute of Technology with a Bachelors Degree in Technology Economics. In addition, Mr. Xu attended post-graduate studies in electrical engineering and business at Hunan University in Changsha.

Term of Office

Our directors hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge and belief, none of our directors or executive officers has been involved in any of the following events during the past ten years that is material to an evaluation of the ability of such person to serve as an executive officer or director of our Company:

1.	a petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3(i) above, or to be associated with persons engaged in any such activity;

5.	such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	any Federal or State securities or commodities law or regulation;

(ii)	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the United States Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

We are not aware of any material legal proceedings in which any of the following persons is a party adverse to our Company or has a material interest adverse to our Company: (a) any current director, officer, or affiliate of the Company, or any owner of record or beneficial owner of more than five percent of any class of voting securities of the Company; (b) any person proposed for appointment or election as a director or officer of our Company; or (c) any associate of any such person.

Code of Ethics

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers; however, we plan to consider implementing such a code in the near future.

Audit Committee

We do not have a separate Audit Committee. Our board of directors serves as our Audit Committee. We do not have an audit committee financial expert serving on our board of directors/Audit Committee as our corporate affairs are simple at this stage of development and each financial transaction is viewed by our board of directors.

Compliance with Section 16(a) of the Exchange Act

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2010 and 2011.

Summary Compensation Table

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Xu Fei	2011	(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
Jacky Shenker	2010	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(former)President & Chief Executive Officer	2011	(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Rachel Feldstein	2010	(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(Former) Chief Financial Officer, Secretary and Treasurer	2011	(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
(1)	Mr. Xu Fei was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on September 26, 2011.
(2)	Mr. Jacky Shenker was appointed as our President and Chief Executive Officer on July 8, 2010 and resigned from such positions on September 26, 2011.
(3)	Ms. Rachel Feldstein was appointed as our Chief Financial Officer, Secretary and Treasurer on July 8, 2010 and resigned from such positions on September 26, 2011.

Outstanding Equity Awards

We do not have any equity compensation plans in effect.

Compensation of Directors

There are no arrangements pursuant to which our Director is or will be compensated in the future for any services provided as a Director.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are currently no employment agreements or other contracts or arrangements with our Officers or Directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our Officers, Directors or consultants that would result from the resignation, retirement or any other termination of any of our Directors, officers or consultants. There are no arrangements for our Directors, Officers, Employees or consultants that would result from a change-in-control.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Officers and Directors
Common Stock	Xu Fei	45,000,000	54.5%
Common Stock	All executive officers and directors as a group (one person)	45,000,000	54.5%
1.	The address of our officers and directors is our Company’s address, which is No. 6 Houjiayu, Wangzuoxiang, Beijing, China 100000.
2.	Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.
3.	Based on 82,500,000 shares of our common stock issued and outstanding as of March 9, 2012.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there are no transactions during our two most fiscal years ended December 31, 2010 and December 31, 2011, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

On July 8, 2010, we issued 1,500,000 shares of our common stock to Mr. Jacky Shenker, our former President, CEO and Director, for a payment of $150.

On July 8, 2010, we issued 1,500,000 shares of our common stock to Ms. Rachel Feldstein, our former CFO, Secretary, Treasurer and Director for a payment of $150.

On July 10 and on October 17, 2010, Mr. Jacky Shenker, our former President and Director, provided us with loans in the aggregate of $11,475. The loans are unsecured, non-interest bearing, and due on demand.  No formal written agreements regarding these loans were signed; however, it is documented in the accounting records of the Company. These loans were repaid on September 15, 2011.

On July 10 and on October 17, 2010, Ms. Rachel Feldstein, our former Secretary, Director and Principal Financial and Accounting Officer, provided us with loans of $11,475. The loans are unsecured, non-interest bearing, and due on demand.  No formal written agreements regarding these loans were signed; however, it is documented in the accounting records of the Company. These loans were repaid on September 15, 2011.

During the first and second quarter of the fiscal year end December 31, 2011, Mr. Jacky Shenker provided us with loans in the aggregate of $27,394. The loans were unsecured, non-interest bearing, and due on demand.  No formal written agreements regarding these loans were signed; however, it is documented in the accounting records of the Company. These loans were repaid on September 15, 2011.

During the first and second quarter of the fiscal year end December 31, 2011, Ms. Rachel Feldstein provided us with loans in the aggregate of $27,394. The loans were unsecured, non-interest bearing, and due on demand.  No formal written agreements regarding these loans were signed; however, it is documented in the accounting records of the Company. These loans were repaid on September 15, 2011.

On October 6, 2011, Mr. Xu Fei, our President, CEO, CFO, Secretary, Treasurer and Director, provided us with a loan in the amount of $19,024 and made payment to various services providers on behalf of the Company in the amount of $9,181. These loans are unsecured, non-interest bearing and due on demand. No formal written agreements regarding these loans were signed; however, it is documented in the accounting records of the Company. To date, these loans have not been repaid.

Director Independence

As of the date of this Annual Report, our common stock is traded on the OTC Bulletin Board (the “OTCBB”).  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently do not have a director that would qualify as an independent director under the definition in the NYSE AMEX Company Guide.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Baer LLC served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2011 and 2010. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	$16,500	$12,500
Audit-Related Fees	Nil	Nil
Tax Fees	$500	$500
All Other Fees	Nil	Nil
Total	$17,000	$13,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.	EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation of the Company dated February 21, 2012 and having an effective date with the Delaware Secretary of State on March 7, 2012 (3)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (1)
10.2	Quotation from Eyal Artsiely (2)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
(1)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on October 12, 2010 and incorporated herein by this reference.
(2)	Filed as an Exhibit to the Company’s Registration Statement of Form S-1/A (Amendment No. 3) filed with the SEC on February 28, 2011 and incorporated herein by this reference.
(3)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2012 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED VENTURES CORP.

By:	/s/ Xu Fei
Xu Fei
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Date: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Xu Fei	President, Chief Executive Officer, Chief Financial	March 27, 2012
Xu Fei	Officer, Secretary, Treasurer and Director

