Form 10-Q
period 2012-03-31
ADVANCED VENTURES CORP
filed 2012-05-21
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

N/A
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 82,500,000 shares of common stock as of May 10, 2012.

USE OF NAMES

In this annual report, the terms “Advanced Ventures,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Advanced Ventures Corp.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. For a description of our risks and uncertainties, refer to our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 27, 2012.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

It is the opinion of management that the unaudited interim financial statements for the three months ended March 31, 2012 and 2011 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2011. All adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2011.

1

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,177	$9,991

Total current assets	3,177	9,991

Total Assets	$3,177	$9,991

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$41,270	$16,410
Loans from related parties - Directors and stockholders	28,205	28,205

Total current liabilities	69,475	44,615

Total liabilities	69,475	44,615

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 3,000,000,000 shares authorized; 82,500,000 shares issued and outstanding	8,250	8,250	*
Additional paid-in capital	47,050	47,050	*
(Deficit) accumulated during the development stage	(121,598)	(89,924)

Total stockholders' Equity (deficit)	(66,298)	(34,624)

Total Liabilities and Stockholders' Equity (Deficit)	$3,177	$9,991

* Restated to reflect forward stock split

The accompanying notes to financial statements

are an integral part of these financial statements.

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
Filing fees		-	-
Professional fees	31,533	6,450	104,270
Patent	-	-	17,500
Legal - incorporation	-	-	1,500
Franchise Tax	400	-	400
Miscellaneous expense	-	-	1,060

Total expenses	31,933	6,450	124,730

(Loss) from Operations	(31,933)	(6,450)	(124,730)

Other Income (Expense)	-	-	-
Foreign currency transaction gains	259	-	3,132

Provision for income taxes	-	-	-

Net (Loss)	$(31,674)	$(6,450)	$(121,598)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	82,500,000	45,000,000 *

*Restated to reflect forward stock split

The accompanying notes to financial statements are

an integral part of these financial statements.

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 6, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock *		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals

Balance - at inception	-	$-	$-	$-	$-

Common stock issued for cash	45,000,000	4,500	(4,200)	-	300

Net (loss) for the period	-	-	-	(30,203)	(30,203)

Balance - Decmber 31, 2010	45,000,000	$4,500	$(4,200)	$(30,203)	$(29,903)

Common stock issued for cash	37,500,000	3,750	51,250	-	55,000

Net (loss) for the period	-	-	-	(59,721)	(59,721)

Balance - December 31, 2011	82,500,000	$8,250	$47,050	$(89,924)	$(34,624)

Net (loss) for the period	-	-	-	(31,674)	(31,674)

Balance - March 31, 2012	82,500,000	8,250	47,050	(121,598)	(66,298)

* Restated to reflect forward stock split

The accompanying notes to financial statements are

an integral part of these financial statements.

ADVANCED VENTURES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(31,674)	$(6,450)	$(121,598)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Prepaid expenses	-	(12,802)	-
Accounts payable and accrued liabilities	24,860	2,000	41,270

Net Cash Used in Operating Activities	(6,814)	(17,252)	(80,328)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	-	55,300
Proceeds from shareholder loans	-	17,252	28,205

Net Cash Provided by Financing Activities	-	17,252	83,505

Net (Decrease) Increase in Cash	(6,814)	-	3,177

Cash - Beginning of Period	9,991	300	-

Cash - End of Period	$3,177	$300	$3,177

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2012.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 37,500,000 (post forward stock split) shares of newly issued common stock for proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011. On June 16, 2011, the Company issued 37,500,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2012, loans from related parties amounted to $28,205 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Common Stock

On July 8, 2010, the Company issued 45,000,000 (post forward stock split) shares of its common stock to individuals who are Directors and officers of the company for $300.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 37,500,000 (post forward stock split) shares of newly issued common stock for proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011. On June 16, 2011, the Company issued 37,500,000 (post forward stock split) shares of common stock pursuant to the Registration Statement on Form S-1 for proceeds of $75,000. The offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

On February 21, 2012, the Company filed a certificate of amendment of certificate of incorporation to increase the amount of authorized common shares to 3,000,000,000 and to affect a forward stock split of the issued and outstanding common shares on a basis of 15 for 1 all to be effective as of March 7, 2012. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

(6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2012and 2011 was as follows (assuming a 23% effective tax rate):

F-9

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$7,285	$1,484
Amortization deduction	67	67
Change in valuation allowance	(7,352)	(1,551)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2012 and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$24,412	$17,060
Less - Valuation allowance	(24,412)	(17,060)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012, the Company had approximately $106,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7)  Related Party Transactions

As described in Note 4, as of March 31, 2012, the Company owed $28,205 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on July 8, 2010, the Company issued 45,000,000 (post forward stock split) shares of its common stock to Directors and officers for $300.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2012 and 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For a description of our risks and uncertainties, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 27, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended March 31, 2012 and the same period last year are not necessarily indicative of the operating results for the full years.

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

On March 7, 2012, the certificate of amendment to our certificate of incorporation that we filed became effective in order to increase our amount of authorized capital from 200,000,000 shares of common stock with a par value of $0.0001 to 3,000,000,000 shares of common stock with a par value of $0.0001 and to effect a fifteen (15) for one (1) forward stock split of our issued and outstanding shares of common stock. As a result of the forward stock split, our issued and outstanding share capital increased from 5,500,000 shares of common stock to 82,500,000 shares of common stock.

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

During the second quarter of 2011 the Company raised gross proceeds of $75,000 pursuant to its effective Form S-1 Registration Statement and issued 37,500,000 (post forward stock split) shares of common stock that were registered pursuant to the Form S-1 Registration Statement.

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

Financial Condition

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or shareholder loans. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or shareholder loans to develop a working prototype for the patented technology. In the absence of such financing, we will not be able to continue moving forward with developing a working prototype of the catheter with an integral anchoring means and our business plan will fail.

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 to March 31, 2012 as well as for the three month periods ended March 31, 2012 and 2011.

	Three months ended Mar. 31,		July 6, 2010 (inception) to Mar. 31,
	2012	2011	2012

Revenues	$-	$-	$-

Expenses:
Filing fees	-	-	-
Professional Fees	31,533	6,450	104,270
Patent	-	-	17,500
Legal – incorporation	-	-	1,500
Franchise Tax	400		400
Miscellaneous expense	-	-	1,060

Total Expenses	31,933	6,450	124,730

(Loss) From Operations	(31,933)	(6,450)	(124,730)

Other Income (Expense)
Foreign currency transaction gains	259	-	3,132

(Loss) Before Income Taxes	(31,674)	(6,450)	(121,598)

Provision for income taxes	-	-	-

Net (Loss)	(31,674)	(6,450)	(121,598)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

During the three months ended March 31, 2012 and March 31, 2011, respectively, we did not generate any revenue.

Filings fees: Filing fees were $Nil and $Nil for the three month periods ended March 31, 2012 and 2011, respectively.

Professional fees: Professional fees were $31,533 and $6,450 for the three month periods ended March 31, 2012 and 2011, respectively. This increase was due to the increase in filings related to our reporting obligations for the three month period ended March 31, 2012.

Patent: Patent expenses were $Nil and $Nil for the three month periods ended March 31, 2012 and 2011, respectively.

Legal - incorporation: Legal - incorporation expenses were $Nil and $Nil for the three month periods ended March 31, 2012 and 2011, respectively.

Franchise Tax: Franchise Taxes were $400 and $nil for the three month periods ended March 31, 2012 and 2011, respectively.

Miscellaneous: Miscellaneous expenses were $Nil and $Nil for the three month periods ended March 31, 2012 and 2011, respectively.

Net Loss: The net loss was $31,674 and $6,450 for the three month periods ended March 31, 2012 and 2011, respectively. The increase in net loss of $25,224 resulted primarily from an increase in professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at March 31, 2012, our current assets were $3,177 and our current liabilities were $69,475, resulting in a working capital deficit of ($66,298). As at March 31, 2012, our total assets were $3,177 compared to total assets of $9,991 as at December 31, 2011. Total assets as at March 31, 2012 consisted of $3,177 in cash. As at March 31, 2012, our current liabilities were $69,475 compared to current liabilities of $44,615 as at December 31, 2011. Our current liabilities consisted of $41,270 in accounts payable and accrued liabilities and $28,205 in loans from related parties.

Stockholders’ deficit increased from ($34,624) as at December 31, 2011 to ($66,298) as at March 31, 2012.

We are a development stage company and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing.  We have $3,177 in cash as of March 31, 2012. Thus, in order to meet our capital needs, we will need to raise funds from other sources to remain in business. We intend to raise additional money through private placements or shareholder loans; however, there can be no assurance that we will be able to raise additional money in the future.  If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2012, net cash flow used in operating activities was ($6,814) compared to net cash flow used in operating activities of ($17,252) for the three months ended March 31, 2011. Net cash flow used in operating activities during the three months ended March 31, 2012 consisted primarily of a net loss of ($31,674) adjusted by $24,860 of changes to accounts payable and accrued liabilities. Net cash flow used in operating activities during the three months ended March 31, 2011 consisted of a net loss of ($6,450) and prepaid expenses of ($12,802) adjusted by $2,000 of changes to accounts payable and accrued liabilities.

Net Cash From Financing Activities

During the three months ended March 31, 2012, net cash flow provided from financing activities was $Nil compared to net cash flow provided from financing activities of $17,252 for the three months ended March 31, 2011. Net cash flow provided from financing activities during the three months ended March 31, 2011 consisted of $17,252 from the proceeds from shareholder loans.

Subsequent Event

On May 3, 2012, we received a working capital advance in the amount of CAD$20,000 from our director who is also a shareholder, which is unsecured, non-interest bearing and due on demand.

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

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012 (under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer has concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2012.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 4. MINE SAFETY DISCLOSURES

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
Date: May 18, 2012

