Form 10-Q
period 2012-09-30
ADVANCED VENTURES CORP
filed 2012-11-19
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ x ] No[ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 82,500,000 shares of common stock as of November 14, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

It is the opinion of management that the consolidated unaudited interim financial statements for the three and nine months ended September 30, 2012 and 2011 include all adjustments necessary in order to ensure that the consolidated unaudited interim financial statements are not misleading. These consolidated unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these consolidated unaudited interim financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2011. All adjustments are of a normal recurring nature. These consolidated unaudited interim financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2011.

ADVANCED VENTURES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012

1F-

ADVANCED VENTURES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS
	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,211	$9,991

Total current assets	1,211	9,991

Total Assets	$1,211	$9,991

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable and accrued liabilities	$23,909	$16,410
Loans from related parties - Directors and stockholders	87,600	28,205

Total current liabilities	111,509	44,615

Total liabilities	111,509	44,615

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 3,000,000,000 shares authorized; 82,500,000 shares issued and outstanding	8,250	8,250
Additional paid-in capital	47,050	47,050
(Deficit) accumulated during the development stage	(165,598)	(89,924)

Total stockholders' Equity (deficit)	(110,298)	(34,624)

Total Liabilities and Stockholders' Equity (Deficit)	$1,211	$9,991

* Restated to reflect forward stock split

The accompanying notes to financial statements are an integral part of these financial statements.

2F-

ADVANCED VENTURES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Professional fees	26,347	6,665	75,950	31,976	148,688
Patent	-	-	-	-	17,500
Legal - incorporation	-	-	-	-	1,500
Franchise Tax	-	-	400	-	400
Miscellaneous expense	-	1,059	77	1,059	1,136

Total expenses	26,347	7,724	76,427	33,035	169,224

(Loss) from Operations	(26,347)	(7,724)	(76,427)	(33,035)	(169,224)

Other Income (Expense)	-	-	-	-	-
Foreign currency transaction gain (loss)	(70)	-	753	2,438	3,626

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(26,417)	$(7,724)	$(75,674)	$(30,597)	$(165,598)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	82,500,000	82,500,000 *	82,500,000	59,697,795 *

The accompanying notes to financial statements are an integral part of these financial statements.

3F-

ADVANCED VENTURES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM INCEPTION (JULY 6, 2010)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock *		Paid-in	Development
	Shares	Amount	Capital	Stage	Totals
Balance - at inception	-	$-	$-	$-	$-
Common stock issued for cash	45,000,000	4,500	(4,200)	-	300
Net (loss) for the period	-	-	-	(30,203)	(30,203)
Balance - Decmber 31, 2010	45,000,000	$4,500	$(4,200)	$(30,203)	$(29,903)
Common stock issued for cash	37,500,000	3,750	51,250	-	55,000
Net (loss) for the period	-	-	-	(59,721)	(59,721)
Balance - December 31, 2011	82,500,000	$8,250	$47,050	$(89,924)	$(34,624)
Net (loss) for the period	-	-	-	(75,674)	(75,674)
Balance - September 30, 2012	82,500,000	8,250	47,050	(165,598)	(110,298)

* Restated to reflect forward stock split

The accompanying notes to financial statements are an integral part of these financial statements.

4F-

ADVANCED VENTURES CORP. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,
AND CUMULATIVE FROM INCEPTION (JULY 6, 2010)
THROUGH SEPTEMBER 30, 2012
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2012	2011	Inception

Operating Activities:
Net (loss)	$(75,674)	$(30,597)	$(165,598)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Prepaid expenses	-	-	-
Accounts payable and accrued liabilities	7,499	(4,000)	23,909

Net Cash Used in Operating Activities	(68,175)	(34,597)	(141,689)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from stock issued	-	75,000	75,300
Offering costs paid	-	-	(20,000)
Proceeds from shareholder loans	59,395	29,311	87,600

Net Cash Provided by Financing Activities	59,395	104,311	142,900

Net (Decrease) Increase in Cash	(8,780)	69,714	1,211

Cash - Beginning of Period	9,991	300	-

Cash - End of Period	$1,211	$70,014	$1,211

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these financial statements.

5F-

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2012.

6F-

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

7F-

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

8F-

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

(4) Loans from Related Parties - Directors and Stockholders

As of September 30, 2012, loans from related parties amounted to $87,600 and represented working capital advances from Directors who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

(6) Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2012 and 2011 was as follows (assuming a 23% effective tax rate):

9F-

	2012	2011
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$17,387	$7,037
Amortization deduction	201	201
Change in valuation allowance	(17,589)	(7,239)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2012 and December 31, 2011, as follows:

	2012	2011
Loss carryforwards	$34,649	$17,060
Less - Valuation allowance	(34,649)	(17,060)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended September 30, 2012 and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012, the Company had approximately $150,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company will file income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(7) Related Party Transactions

As described in Note 4, as of September 30, 2012, the Company owed $87,600 to Directors, officers, and principal stockholders of the Company for working capital loans.

As described in Note 5, on July 8, 2010, the Company issued 45,000,000 (post forward stock split) shares of its common stock to Directors and officers for $300.

10F-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011 should be read in conjunction with our consolidated unaudited interim financial statements and related notes for the three and nine months ended September 30, 2012 and 2011. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For a description of our risks and uncertainties, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on March 27, 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended September 30, 2012 and the same periods last year are not necessarily indicative of the operating results for the full years.

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

During the second quarter of 2011 the Company raised gross proceeds of $75,000 pursuant to an effective Form S-1 Registration Statement and issued 37,500,000 post forward stock split shares of common stock that were registered pursuant to the Form S-1 Registration Statement.

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

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 to September 30, 2012 as well as for the three and nine month periods ended September 30, 2012 and 2011.

					July 6, 2010
	Three months ended		Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenues	-	-	-	-	-

Expenses:
Professional Fees	$26,347	$6,665	$75,950 $	31,976	$148,688
Patent	-	-	-	-	17,500
Legal – incorporation	-	-	-	-	1,500
Franchise tax	-	-	400	-	400
Miscellaneous expense	-	1,059	77	1,059	1,136

Total Expenses	26,347	7,724	76,427	33,035	169,224

(Loss) From Operations	(26,347)	(7,724)	(76,427)	(33,035)	(169,224)

Other Income (Expense)	-	-	-	-	-
Foreign currency transaction gains	(70)	-	753	2,438	3,626

Provision for income taxes	-	-	-	-	-

Net (Loss)	(26,417)	(7,724)	(75,674)	(30,597)	(165,598)

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

During the three months ended September 30, 2012 and September 30, 2011, respectively, we did not generate any revenue.

Professional fees: Professional fees were $26,347 and $6,665 for the three month periods ended September 30, 2012 and 2011, respectively. The increase resulted primarily from additional professional services required for detailed footnote tagging related to our reporting obligations and consulting on operations for the three month period ended September 30, 2012.

Patent: Patent expenses were $Nil and $Nil for the three month periods ended September 30, 2012 and 2011, respectively.

Legal - incorporation: Legal incorporation expenses were $Nil and $Nil for the three month periods ended September 30, 2012 and 2011, respectively.

Franchise Tax: Franchise Taxes were $Nil and $Nil for the three month periods ended September 30, 2012 and 2011, respectively.

Miscellaneous: Miscellaneous expenses were $Nil and $1,059 for the three month periods ended September 30, 2012 and 2011, respectively.

Net Loss: The net loss was $26,417 and $7,724 for the three month periods ended September 30, 2012 and 2011, respectively. The increase in net loss of $18,693 resulted primarily from an increase in professional fees during the three month period ended September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

During the nine months ended September 30, 2012 and September 30, 2011, respectively, we did not generate any revenue.

Professional fees: Professional fees were $75,950 and $31,976 for the nine month periods ended September 30, 2012 and 2011, respectively. This increase resulted from additional professional services required for detailed footnote tagging related to our reporting obligations and consulting on operations for the nine month period ended September 30, 2012.

Patent: Patent expenses were $Nil and $Nil for the nine month periods ended September 30, 2012 and 2011, respectively.

Legal - incorporation: Legal incorporation expenses were $Nil and $Nil for the nine month periods ended September 30, 2012 and 2011, respectively.

Franchise Tax: Franchise Taxes were $400 and $Nil for the nine month periods ended September 30, 2012 and 2011, respectively.

Miscellaneous: Miscellaneous expenses were $77 and $1,059 for the nine month periods ended September 30, 2012 and 2011, respectively.

Net Loss: The net loss was $75,674 and $30,597 for the nine month periods ended September 30, 2012 and 2011, respectively. The increase in net loss of $45,077 resulted primarily from an increase in professional fees during the nine month period ended September 30, 2012.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at September 30, 2012, our current assets were $1,211 and our current liabilities were $111,509, resulting in a working capital deficit of ($110,298). As at September 30, 2012, our total assets were $1,211 compared to total assets of $9,991 as at December 31, 2011. As at September 30, 2012, our current liabilities were $111,509 compared to current liabilities of $44,615 as at December 31, 2011. Our current liabilities consisted of $23,909 in accounts payable and accrued liabilities and $87,600 in loans from related parties.

Stockholders’ deficit increased from ($34,624) as at December 31, 2011 to ($110,298) as at September 30, 2012.

We are a development stage company and have not generated any revenue to date from our activities. Despite our hope for revenues in the foreseeable future, we believe that revenues will be sparse and irregular and, if we receive any at all, will be far less than necessary to carry out our business forward without additional financing. We have $1,211 in cash as of September 30, 2012. Thus, in order to meet our capital needs, we will need to raise funds from other sources to remain in business. We intend to raise additional money through private placements or shareholder loans; however, there can be no assurance that we will be able to raise additional money in the future. If we need additional capital and cannot raise the necessary amount, we will either be required to suspend activities until we do raise the cash or cease activity entirely.

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

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2012, net cash flow used in operating activities was ($68,175) compared to net cash flow used in operating activities of ($34,597) for the nine months ended September 30, 2011. Net cash flow used in operating activities during the nine months ended September 30, 2012 consisted primarily of a net loss of ($75,674) adjusted by $7,499 of changes to accounts payable and accrued liabilities. Net cash flow used in operating activities during the nine months ended September 30, 2011 consisted of a net loss of ($30,597) adjusted by ($4,000) of changes to accounts payable and accrued liabilities.

Net Cash From Financing Activities

During the nine months ended September 30, 2012, net cash flow provided from financing activities was $59,395 compared to net cash flow provided from financing activities of $104,311 for the nine months ended September 30, 2011. Net cash flow provided from financing activities during the nine months ended September 30, 2012 consisted of $59,395 from the proceeds from shareholder loans.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012 (under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2012.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
Date: November 16, 2012

By:	/s/ Benson Lim
Benson Lim, CFO and Director
(Principal Financial Officer and
Principal Accounting Officer)
Date: November 16, 2012