Form 10-K
period 2012-12-31
ADVANCED VENTURES CORP
filed 2013-04-16
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-54761

ADVANCED VENTURES CORP.
(Exact name of registrant as specified in its charter)

Delaware	42-1772663
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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
[   ] Yes     [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
[   ] Yes     [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
[X] Yes     [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

i

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]      No [   ]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 29, 2012, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.05 per share) on that date, was approximately $1,828,125.

The registrant had 82,500,000 shares of common stock outstanding as of April 12, 2013.

__________

ii

_________

iii

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

  our capital needs;

  business plans; and

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

For example U.S. Pat. No. 3,730,187 to Reynolds reflects a urethral catheter using a tube mounted securing collar that can be sutured to a patient’s body. U.S. Pat. No. 3,821,957 to Riley describes a utility catheter with a tube mounted retention slide whose lugs permit suturing to a patient’s body. The utility catheter of U.S. Pat. No. 4,230,110 to Beroff comprises a hub section that is suture pierceable allowing suture attachment to a patient’s body. The adapter body shown in U.S. Pat. No. 4,650,473 to Bartholomew is a device that fits on the proximal end of a blood vessel catheter and has suture holes at its wing tips and in addition a saddle for looping a suture across and then to a patient’s body. The “Tom Cat” urethral catheter made by Kendall Sovereign is supplied with a frictional fit slip-on winged suturing adapter with suture holes that permit suturing to a patient’s body. The “Jackson” urethral cat catheter made by Jorgensen Laboratories, Inc. is supplied with a button with holes that serves as an attachment for suture retention to a patient’s body. U.S. Pat. No. 4,906,233 to Moriuchi uses a sliding catheter tube sleeve with an annular groove for retaining sutures that will be attached to a patient’s body for intravenous use. Similar patents include: U.S. Pat. No. 5,423,763 to Helland and U.S. Pat. No. 5,584,874 to Rugland. These patents involve suture sleeves that slide over electrical lead catheters.

All of the aforementioned patents use suture type retention devices in order to anchor a catheter tube to a patient’s body. However, these suture retention devices are individually constructed components thereby associated with additional manufacturing costs beyond the cost of the catheter tube proper. While each of the foregoing examples provide an anchoring mechanism, none provide a simple, safe, convenient and economical method of attaching urethral catheters to or at the outside of a human or other animal body by suturing, tying or taping to a tubular depression-shaped anchor member that is simultaneously and integrally constructively formed with the catheter tube proper during manufacture resulting in a single one-piece solitary tapered combination construction unit with no breaks or divisions.

The Company believes its technology will provide a catheter device that will be constructed of plastic, rubber, glass, metal or other suitable materials. It is intended that this tubular depression-shaped anchor member of the catheter be integrally formed during manufacture with the forming of the overall catheter resulting in a one-piece urethral catheter construction unit. Similar patents require the manufacture and assembly of multiple components in order to produce an equal unit. The Company believes this “built-in” tubular depression-shaped anchor design of this catheter requires less production material than that of other inventions thereby reducing manufacturing costs. Lower cost is also anticipated because a single unified unit means there are no individual or additional anchoring components to inspect, test, sterilize, package or distribute.

Due to the simplistic design of the present invention, medical personnel will not find it necessary to assemble various parts, hunt for misplaced parts or replace dropped parts. Suturing, tying or taping can immediately begin after finalizing catheter placement. This tubular depression-shaped anchor member is in very limited contact with the patient’s body thus reducing the potential for bacterial growth and infection. The attachment site on or at the body remains visible and accessible at all times and can easily be observed or cleansed. The absence of suture pads, suture buttons and the like allow air circulation to flow around the tubular depression-shaped anchor member. Due to its high visibility medical personnel should be able to easily sever sutures, ties or tape for urethral catheter repositioning or removal. However, until the Company can successfully develop a prototype and test it, the Company cannot currently estimate the full extent of the benefits to be gained from this apparatus.

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

Employees

We currently do not have any full time or part time employees. Our officers, Mr. Christino Rio, our Chief Executive Officer, Mr. Benson Lim, our Chief Financial Officer, and Mr. Brandon Low, our Chief Operating Officer, are expected to work up to approximately five hours per week. If and when we develop a prototype for our catheter with integral anchoring means, and are able to begin manufacturing and marketing a product, we expect that our officers will devote substantially more than five hours per week to our operations, and we may need to hire additional employees for such operations. We do not foresee hiring employees or consultants over the next twelve months.

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

Subsidiaries

We have one wholly owned subsidiary, Advanced Ventures (HK) Limited, a Hong Kong corporation, which was incorporated on March 27, 2012.

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

The Company’s success is dependent upon the ongoing need and appeal for a catheter with integral anchoring means. Consumer preferences with respect to such devices are continuously changing and are difficult to predict. As a result of changing consumer preferences, we cannot assure you that our proposed product will achieve customer acceptance, or that it will continue to be popular with consumers for any significant period of time, or that new products will achieve an acceptable degree of market acceptance, or that if such acceptance is achieved, it will be maintained for any significant period of time. Our success is dependent upon our ability to develop, introduce, and gain customer acceptance, willing to continue on a long term basis to adapt their standard use of catheters by including the use of the Company’s catheter with an integral anchoring means. The failure of our proposed product to achieve and sustain market acceptance and to produce acceptable margins could have a material adverse effect on our financial condition and results of operations.

Because our Directors and officers have no experience in running a company that sells catheters with an integral anchoring means, they may not be able to successfully operate such a business which could cause you to lose your investment.

We are a development stage company and we intend to manufacture, market, and sell catheters with an integral anchoring means. Our current management, which includes Messrs. Christino Rio, Benson Lim and Brandon Low, have effective control over all decisions regarding both policy and operations of our Company with oversight from our board of directors. Our success is contingent upon the ability of our management to make appropriate business decisions in these areas. However, our management team have no experience in operating a company that sells catheters with an integral anchoring means. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and hinder an investor from obtaining a return on his investment in us.

Because our officers have other outside business activities and will only be devoting up to 10% of their time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of our business activities.

Our officers are only engaged in our business activities on a limited basis. This could cause our officers to have a conflict of interest between the amount of time they devote to our business activities and the amount of time required to be devoted to their other activities. Our officers intend to devote only up to approximately 5 hours per week to our business activities. Upon raising additional funding, we intend to increase our business activities in terms of development, marketing and sales. This increase in business activities may require that our officers devote substantially more than five hours per week to our operations, and we may need to hire additional employees for such operations; however, at this time, we do not have sufficient funds to pursue either option.

One of our shareholders owns approximately 55% of the outstanding shares of our common stock, and may be able to influence control of the company or decision making by management of the Company.

One of our shareholders, a former director and officer, presently owns approximately 55% of our outstanding common stock and has a majority of the voting power for all business decisions, including the election of directors and approval of significant corporate transactions. The concentration of ownership of this shareholder may discourage, delay or prevent a change in control of the Company, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of the Company and might reduce the price of our common shares.

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

Our success will also depend in part on our ability to develop a commercially viable product without infringing the proprietary rights of others. Although we have not been notified of any infringement claims, other patents could be filed which would prohibit or limit our ability to develop and market our catheter and integrating mechanism in the future. In the event of an intellectual property dispute, we may be forced to litigate. Intellectual property litigation would divert management’s attention from developing our product and would force us to incur substantial costs regardless of whether or not we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to cease operations.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Singapore or the PRC based on United States or other foreign laws against us, or our management.

Our officers and directors are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside of the United States. As a result, it may be difficult or not possible to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of Singapore or China would enforce:

  Judgments of United States courts obtained against these non-residents based on the civil liability provisions of the securities laws of the United States or any state, or
  In original actions brought in Singapore or China, liabilities against these non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in Singapore or China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors’ rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

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

  unforeseen safety issues;
  lack of effectiveness during clinical trials;
  slower than expected rates of patient recruitment;
  inability to monitor patients adequately during or after treatment; and
  inability or unwillingness of medical investigators to follow required clinical protocols.

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

We are managed by directors and officers that are relatively unfamiliar with the processes by which a U.S. public company should be managed and operated. Management is currently making efforts to familiarize itself with the relevant laws, rules and regulations and market practice, but there can be no assurance that it can master the relevant knowledge and skills and set up the required systems in time to prevent mistakes and to meet shareholder and market expectations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our new management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act (the “SOX”) and SEC regulations, have significantly increased the costs and risks associated with accessing the public markets and public reporting. Our new management team, which has limited to nil prior experience operating a U.S. public company, will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our senior financial staff do not possess professional designations in U.S. GAAP, which may affect the effectiveness of our internal controls over financial reporting and may result in increased time and expense for preparation of our financial statements compared to other companies.

Our senior financial staff do not posses professional designations, in U.S. GAAP. This lack of formal training and designations in U.S. GAAP may result in our internal controls over financial reporting not being effective in the future due to the lack of experience in U.S. GAAP. Also, as a result of management’s lack of U.S. GAAP experience, it may take us longer and cost more to prepare our financial statements, which may result in an increase in expenses and reduce our profitability, and possibly cause delays in the timely filing of our periodic and annual reports with the SEC.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

Market Information

Shares of our common stock are posted for trading on the OTC Bulletin Board under the symbol “ANCV”. Our common stock has been posted for trading since approximately July 6, 2011 with basically no trading or volume. The following table sets forth the high and low prices relating to our common stock for the periods indicated, as provided by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

QUARTER ENDED	HIGH	LOW
December 31, 2012	$0.05	$0.05
September 30, 2012	$0.05	$0.05
June 30, 2012	$0.05	$0.05
March 31, 2012	$0.00	$0.00
December 31, 2012	N/A	N/A
September 30, 2011	N/A	N/A

Holders

As of December 31, 2011, we had 31 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not issued any unregistered securities during our fiscal year ended December 31, 2012.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended December 31, 2012.

ITEM 6.                 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at December 31, 2012, December 31, 2011 and for the period from July 6, 2010 inception (inception) through December 31, 2012 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

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

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 through December 31, 2012 as well as for the fiscal years ended December 31, 2012 and 2011:

			July 6, 2010
			(inception) to
	Fiscal year ended	Fiscal year ended	December 31,
	December 31, 2012	December 31, 2011	2011

Revenues	$-	$-	$-

Expenses:
Professional Fees	87,098	59,821	156,869
Patent acquisition cost and expenses	-	1,713	19,213
General and administrative expenses	549	1,059	4,361

Total operating Expenses	87,647	62,593	180,443

(Loss) From Operations	(87,647)	(62,593)	(180,443)

Other Income (Expense)
Foreign currency transaction (gain) loss	(703)	(2,873)	(3,576)

Other (income) expense, net	(703)	(2,873)	(3,576)

Loss before income tax provision	(86,944)	(59,720)	(176,867)

Income tax provision	-	-	-

Net (Loss)	$(86,944)	$(59,720)	$(176,867)

Results of Operations for the Years Ended December 31, 2012 and 2011

During fiscal years ended December 31, 2012 and December 31, 2011, respectively, we did not generate any revenue.

During the fiscal year ended December 31, 2012, our operating expenses consisted of: (i) professional fees of $87,098 (2011: $59,821); (ii) patent expenses of $Nil (2011: $1,713); and (iii) general and administrative expenses of $549 (2011: $1,059).

This resulted in a net operating loss of ($87,647) during fiscal year ended December 31, 2012 compared to a net operating loss of ($62,593) during fiscal year ended December 31, 2011.

During fiscal year ended December 31, 2012, we recorded total other income in the amount of $703 compared to total other income recorded during fiscal year ended December 31, 2011 in the amount of $2,873. The other income received during fiscal year ended December 31, 2012 consisted of $703 in foreign currency transaction gains (2011: $2,873).

This resulted in a net loss for fiscal year ended December 31, 2012 of ($86,944) compared to a net loss for fiscal year ended December 31, 2011 of ($59,720).

The increase in net loss of ($27,224) during fiscal year ended December 31, 2012 compared to fiscal year ended December 31, 2011 is attributable primarily to the increase in professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at December 31, 2012, our current assets were $342 and our current liabilities were $121,909, resulting in a working capital deficit of ($121,567). As at December 31, 2012, our total assets were $342 compared to total assets of $9,991 as at December 31, 2011. Total assets as at December 31, 2012 consisted of $342 in cash. Our current liabilities consisted of $15,315 in accrued expenses and $106,594 in advances from stockholders.

Stockholders’ deficit increased from ($34,624) as at December 31, 2011 to ($121,567) as at December 31, 2012.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2012, net cash flow used in operating activities was ($88,039) compared to net cash flow used in operating activities of ($70,564) for fiscal year ended December 31, 2011. Net cash flow used in operating activities during fiscal year ended December 31, 2012 consisted of a net loss of ($86,944) and accrued expenses of ($1,095). Net cash flow used in operating activities during fiscal year ended December 31, 2011 consisted of a net loss of ($59,720) and accrued expenses of ($10,843).

Net Cash from Financing Activities

During fiscal year ended December 31, 2012, net cash flow provided from financing activities was $78,390 compared to net cash flow provided from financing activities of $80,254 for fiscal year ended December 31, 2011. Net cash flow provided from financing activities during fiscal year ended December 31, 2012 pertained primarily to $78,390 received as advances from stockholders. Net cash flow provided from financing activities during the fiscal year ended December 31, 2011 pertained primarily to $75,000 received as proceeds from the sale of common stock and $5,254 received as advanced from stockholders.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue the development of a working prototype of our patented technology. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2012 that they have substantial doubt we will be able to continue as a going concern.

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

Subsequent Events

None

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

ITEM 8.                 FINANCIAL STATEMENTS

17

Advanced Ventures Corp.
(A Development Stage Company)
December 31, 2012 and 2011
Index to the Consolidated Financial Statements

Contents	Page(s)
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets at December 31, 2012 and 2011	F-4
Consolidated Statements of Operations for the Year Ended December 31, 2012 and 2011 and for the Period from July 6, 2010 (Inception) through December 31, 2012	F-5
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) through December 31, 2012	F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 2012 and 2011 and for the Period from July 6, 2010 (Inception) through December 31, 2012	F-7
Notes to the Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Ventures Corp.
(A Development Stage Company)
Beijing, China

We have audited the accompanying consolidated balance sheet of Advanced Ventures Corp., a development stage company, (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from July 6, 2010 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The Company’s financial statements as of December 31, 2011, for the year then ended and for the period from July 6, 2010 (inception) through December 31, 2011 was audited by other auditors whose reports dated February 28, 2012 included an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012 and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Advanced Ventures Corp.
(A Development Stage Company)
Beijing, China

We have audited the accompanying balance sheet of Advanced Ventures Corp., a development stage company, (the “Company”) as of December 31, 2011 and the related statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from July 6, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the year then ended and for the period from July 6, 2010 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
February 28, 2012

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011

Assets
Current assets:
Cash	$342	$9,991

Total Current Assets	342	9,991

Total assets	$342	$9,991

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$15,315	$16,410
Advances from stockholders	106,594	28,204

Total current liabilities	121,909	44,614

Total liabilities	121,909	44,614

Stockholders' deficit:
Common stock, par value $0.0001: 3,000,000,000 shares authorized; 82,500,000 shares issued and outstanding	8,250	8,250
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(176,867)	(89,923)

Total stockholders' deficit	(121,567)	(34,623)

Total liabilities and stockholders' deficit	$342	$9,991

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Year	For the Year	July 6, 2010
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues earned during the development stage	$-	$-	$-

Operating expenses:
Patent acquisition cost and expenses	-	1,713	19,213
Professional fees	87,098	59,821	156,869
General and administrative expenses	549	1,059	4,361

Total operating expenses	87,647	62,593	180,443

Loss from operations	(87,647)	(62,593)	(180,443)

Other (income) expense:
Foreign currency transactions (gain) loss	(703)	(2,873)	(3,576)

Other (income) expense, net	(703)	(2,873)	(3,576)

Loss before income tax provision	(86,944)	(59,720)	(176,867)

Income tax provision	-	-	-

Net loss	$(86,944)	$(59,720)	$(176,867)

Net loss per common share - Basic and diluted:	$ (0.00)	$ (0.00)

Weighted average common shares outstanding - Basic and diluted	82,500,000	65,445,210

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from July 6, 2010 (inception) through December 31, 2012

	Common Stock, $0.0001 Par Value
				Deficit Accumulated	Total
	Number of		Additional Paid-in	during the	Stockholders'Equity
	Shares	Amount	Capital	Development Stage	(Deficit)

Balance, July 6, 2010	-	$-	$-	$-	$-

Issuance of common shares for cash upon formation	45,000,000	4,500	(4,200)		300

Net loss				(30,203)	(30,203)

Balance, December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)

Issuance of common shares for cash at $0.002 per share on June 16, 2011	37,500,000	3,750	71,250		75,000

Issuance costs			(20,000)		(20,000)

Net loss				(59,720)	(59,720)

Balance, December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)

Net loss				(86,944)	(86,944)

Balance, December 31, 2012	82,500,000	$8,250	$47,050	$(176,867)	$(121,567)

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Year	For the Year	July 6, 2010
	Ended	Ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

Cash flows from operating activities:
Net loss	$(86,944)	$(59,720)	$(176,867)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(1,095)	(10,843)	15,315

Net cash used in operating activities	(88,039)	(70,563)	(161,552)

Cash flows from financing activities:
Advances from stockholders	78,390	5,254	106,594
Proceeds from sale of common stock, net	-	75,000	55,300

Net cash provided by financing activities	78,390	80,254	161,894

Net change in cash	(9,649)	9,691	342

Cash at beginning of period	9,991	300	-

Cash at end of period	$342	$9,991	$342

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
December 31, 2012 and 2011
Notes to the Consolidated Financial Statements

Note 1 – Organization and Operations

Advanced Ventures Corp.

Advanced Ventures Corp. (the “Company”) was incorporated under the laws of the State of Delaware on July 6, 2010. The business plan of the Company is to develop a commercial application of the design in a patent known as the “Catheter with integral anchoring means”. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

Formation of Advanced Ventures (HK) Ltd.

On March 27, 2012, the Company formed a wholly-owned subsidiary, Advanced Ventures (HK) Ltd., under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”). Advanced Ventures (HK) Ltd. engages in same line of business as that of the Company.

The Certificate of Amendment of Certificate of Incorporation

On February 21, 2012, the Company filed a certificate of amendment of certificate of incorporation to increase the amount of authorized common shares from 200,000,000 to 3,000,000,000 and to effectuate a forward stock split of the issued and outstanding common shares of the Company on a basis of 15 for 1 effective as of March 7, 2012.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity. Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee. Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation. The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, if any, in which the parent’s power to control exists.

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary	State or other jurisdiction of	Date of incorporation or formation	Attributable interest
or entity	incorporation or organization	(date of acquisition, if applicable)

Advanced Ventures (HK) Ltd.	Hong Kong Special Administrative Region (“HK SAR”)	March 27, 2012	100%

The consolidated financial statements include all accounts of the Company as of December 31, 2012 and 2011 and for the years then ended, and all accounts of Advanced Ventures (HK) Ltd. as of December 31, 2012 and for the period from March 27, 2012 (inception) through December 31, 2012.

All inter-company balances and transactions have been eliminated.

Development Stage Company

The Company was a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and, therefore, qualifies as a development stage company. All losses accumulated from July 6, 2010 (inception) have been considered as part of the Company’s development stage activities.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; reporting currency, functional currency of the Company's HK HAR subsidiary and foreign currency exchange rate and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income Tax Provision

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially outstanding dilutive shares for the year ended December 31, 2012 or 2011.

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Earlier implementation is permitted.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2012, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence explorations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to commence explorations and generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Patent

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

Note 5 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Free Office Space from its Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 6 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of common stock which the Company is authorized to issue is Two Hundred Million (200,000,000) shares, par value $.0001 per share.

The Certificate of Amendment of Certificate of Incorporation

On February 21, 2012, the Company filed a certificate of amendment of certificate of incorporation to increase the amount of authorized common shares from 200,000,000 to 3,000,000,000 and to effectuate a 15 for 1 forward stock split of the issued and outstanding common shares of the Company to be effective as of March 7, 2012.

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Stock Split.

Common Stock

Upon formation the Company issued 45,000,000 shares of its common stock to the Directors and Officers of the Company for $300 in cash.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 37,500,000 shares of its common stock at an offering price of $0.002 per share for gross proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011. On June 16, 2011, the Company issued 37,500,000 shares of its common stock pursuant to the Registration Statement for gross proceeds of $75,000. Offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

Note 7 – Income Tax Provision

Advanced Ventures Corp. is subject to the United States of America income taxes. Advanced Ventures (HK) Limited, the Company’s Hong Kong subsidiary is subject to Hong Kong SAR income taxes.

United States Income Tax

Advanced Ventures Corp. is incorporated in the State of Delaware and is subjected to United States of America tax law.

Deferred Tax Assets

At December 31, 2012, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $176,680 that may be used to offset future taxable income through the fiscal year ending December 31, 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $60,071 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $29,497 and $20,305 for the year ended December 31, 2012 and 2011, respectively.

Components of deferred tax assets are as follows:

	December 31, 2012	December 31, 2011

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$60,071	$30,574

Less valuation allowance	(60,071)	(30,574)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2012	2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Hong Kong SAR Income Tax

Advanced Ventures (HK) Limited is registered and operates in the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”) and is subject to HK SAR tax law. Advanced Ventures HK’s statutory income tax rate is 16.5% and there were no significant differences between the income (loss) reported for financial reporting purposes and the income (loss) reported for income tax purposes for the period from March 27, 2012 (inception) through December 31, 2012.

Deferred Tax Assets

At December 31, 2012, Advanced Ventures HK has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $187 that may be used to offset future taxable income through the fiscal year ending December 31, 2032. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements since the Company believes that the realization of its net deferred tax assets of approximately $31 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Note 8 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 14, 2013, our Board of Directors approved and authorized the dismissal of Weinberg & Baer, LLC, (“W&B”), as our independent registered public accounting firm. On the same date, our Board of Directors approved and authorized the engagement of the accounting firm of Li and Company, PC, as our new independent registered public accounting firm.

W&B’s reports on our financial statements dated February 28, 2012, for the two most recent fiscal years ended December 31, 2011, and 2010, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that W&B’s reports contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent fiscal years ended December 31, 2011, and 2010, and in the subsequent interim periods through the effective date of dismissal on March 14, 2013, there were no disagreements, resolved or not, with W&B on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of W&B would have caused them to make reference to the subject matter of the disagreements in connection with their reports on the financial statements for such years.

During our two most recent fiscal years ended December 31, 2011 and 2010 and in any subsequent interim periods through the effective date of dismissal of W&B on March 14, 2013, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the two most recent fiscal years ended December 31, 2011 and 2010 and any subsequent interim periods through the effective date of appointment of Li and Company, PC on March 14, 2013, we had not, nor had any person on our behalf, consulted with Li and Company, PC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had Li and Company, PC provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement as set forth in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as set forth in Item 304(a)(1)(v) of Regulation S-K with our former independent registered public accounting firm.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2012.

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

As of December 31, 2012 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2012.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

Not applicable.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held

Christino Rio	58	Chief Executive Officer and Director

Benson Lim	30	Chief Financial Officer and Director

Brandon Low	35	Chief Operating Officer and Director

Jareth Goh	30	Director

Vincent Kim	39	Director

The following describes the business experience of our directors and executive officers:

Mr. Christino Rio has been the Chief Executive Officer and a director of the Company since July 17, 2012. Mr. Rio has 30 years of experience in credit management and control processes. From 2000 to present, Mr. Rio has been the Regional Commercial Services Controller for Goltens Singapore Pte. Ltd. where he was responsible for credit control and sales support for the South East Asia region. From 1992 to 2000, Mr. Rio was the Asia Pacific Credit Controller for General Electric-Keppel Energy Services Pte. Ltd. where he was responsible for credit control for the Asia Pacific. Mr. Rio received a degree in Economics and Business (Honors) from the Luiss University in Rome and a MBA in Finance from the London Business School in 1996.

Mr. Benson Lim has been the Chief Financial Officer and a director of the Company since July 6, 2012. Mr. Lim has over 7 years of experience in various leadership positions. He received a Bachelor of Business (Banking and Finance, Honours) from Nanyang Technological University in Singapore. From Jun 2007 through June 2009, Mr. Lim worked as a management associate with Citigroup in Singapore. During his 2 years with Citigroup, Mr. Lim was involved mainly in the credit risk control department which is where he gained his professional grounding and development as a finance controller. From June 2008 to October 2010, Mr. Lim worked with HSR Property Group where he was involved in the real estate business where he built and led a team of over 30 realtors and created total sales up to US$500 million. From January 2010 to May 2012, Mr. Lim was the Managing Director and Vice President of Sales and Marketing of United Gene Healthcare, a Hong Kong based healthcare company, dealing with the distribution of biomedical equipment and products. Mr. Lim was mainly in charge of expanding the business portfolio and sales channel of the company in the Asia pacific region. Over his past 3 years with United Gene Healthcare, he managed to increase the company's turnover by multiple folds and generated an annual turnover of US$20 million. He also helped the United Gene Healthcare expand its service centers from Hong Kong to over 30 cities in China, Taiwan and the Southeast Asia region.

Mr. Brandon Low has been the Chief Operating Officer and a director of the Company since July 6, 2012. Mr. Low has nearly 10 years of experience in financial accounting and reporting. He received a Bachelor of Engineering, Mechanical and Production degree from Nanyang Technological University in Singapore. From 2006-2007, Mr. Low worked with Xango LLC where he was responsible for the company's market development in Malaysia and Indonesia. From February 2007 to July 2008, Mr. Low was the General Manager of Winalite International Pte. Ltd. and from July 2008 to July 2009 he was the Vice-President, Operations & Finance for Coslab Global Pte Ltd.

Mr. Jareth Goh has been a director of the Company since July 17, 2012. Mr. Goh has experience covering a variety of industries including banking, real estate and media. From June 2010 to present, Mr. Goh has been the Vice President of Operations and Business Development for United Gene Healthcare whereby he was responsible for its entire business development, operations and customer service teams and the setup of inter-department workflows. In addition, Mr. Goh managed to setup headquarters and branches in Hong Kong, Taiwan, Shanghai and a network of service centers over 30 cities in China. From May 2008 to October 2010, Mr. Goh was the Residential and Project Sales Division Director for HSR Property Group whereby he managed a division of over 120 realtors in Singapore, and worked with multiple developers to plan. launch and market both new and existing projects. From June 2007 to October 2009, Mr. Goh was a Graduate Program Specialist - Asset Services MLPFS Events Management Team for Merrill Lynch Global Services whereby he managed corporate action events for Asia Pacific private clients and spearheaded initiatives to revamp inefficient processes. In addition, Mr. Goh was a Specialist - Asset Services Risk & Control Team for Merrill Lynch Global Services whereby he managed and compiled reports and metrics for Asset Services, managed projects for Merrill Lynch's risk assessment exercise, and coordinated SOX exercise with team supervisors and auditors. Mr. Goh obtained his Bachelor of Business in Marketing (honors) with a minor in Communication Studies from the Nanyang Technology University, Singapore in 2007.

Mr. Vincent Kim has been a director of the Company since July 17, 2012. Mr. Kim has experience in sales and marketing as well as legal and human resources. From March 2009 to April 2012, Mr. Kim was the Regional Sales Director for Boehringer Ingelheim Singapore Pte. Ltd. whereby he managed and led a team of 100 sales managers and representatives for Singapore and Malaysia and achieved 120% over sales target for 2009 and 2011. From March 2007 to February 2009, Mr. Kim was the Head of Legal and Human Resources whereby he managed and lead a team of 30 human resource personnel and spearheaded and developed payroll workflows for complicated real estate commission payout process. From January 1996 to December 2006, Mr. Kim was a licensed aircraft engineer for the Republic of Singapore Air Force. Mr. Kim received his diploma in Mechanical Engineering from Singapore Polytechnic in 1995.

Term of Office

Our directors hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers described above.

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

5.

such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC not been subsequently reversed, suspended, or vacated;

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We intend to adopt an audit committee in the near future.

We do not have an audit committee financial expert serving on our Board of Directors/audit committee at this time and each financial transaction is viewed by our entire Board of Directors.

Nomination Committee

At the present time, we do not have a nomination committee. We intend to adopt a nomination committee in the future.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2012, except as follows:

Name	Position Held	Late or Unfiled Report

Xu Fei	more than 10% shareholder	Form 3 unfiled.

ITEM 11.               EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2011 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Christino Rio Chief Executive Officer	2012(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Benson Lim Chief Financial Officer	2012(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Brandon Low Chief Operating Officer	2012(3)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Xu Fei (former) President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2012(4) 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Jacky Shenker (former)President & Chief Executive Officer	2011(5)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Rachel Feldstein (Former) Chief Financial Officer, Secretary and Treasurer	2011(6)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Christino Rio was appointed as our Chief Executive Officer on July 17, 2012.
(2)	Mr. Benson Lim was appointed as our Chief Financial Officer on July 6, 2012.
(3)	Mr. Brandon Low was appointed as our Chief Operating Officer on July 6, 2012.
(4)

Mr. Xu Fei was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on September 26, 2011 and resigned as Chief Financial Officer on July 6, 2012 and from all other positions on July 17, 2012.

(5)	Mr. Jacky Shenker was appointed as our President and Chief Executive Officer on July 8, 2010 and resigned from such positions on September 26, 2011.
(6)	Ms. Rachel Feldstein was appointed as our Chief Financial Officer, Secretary and Treasurer on July 8, 2010 and resigned from such positions on September 26, 2011.

Outstanding Equity Awards

We do not have any equity compensation plans in effect.

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended December 31, 2012. Certain of our current directors serve as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below.

Director Compensation

				Non-Equity	Nonqualified
				Incentive	Deferred
	Fees earned			Plan	Compen-	All Other
	or paid in	Stock	Option	Compen-	sation	Compen-
Name and Principal	cash	Awards	Awards	sation	Earnings	sation	Total
Position	($)	($)	($)	($)	($)	($)	($)

Christino Rio (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Benson Lim (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Brandon Low (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Jareth Goh	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Vincent Kim	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) See summary compensation table above.

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

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Persons owing more than 5% of voting securities
Common Stock	Xu Fei No. 6 Houjiayu, Wangzuoxiang, Beijing, China 100000	45,000,000	54.5%
Officers and Directors
Common Stock	Christino Rio	Nil	Nil
Common Stock	Benson Lim	937,500	1.1%
Common Stock	Brandon Low	Nil	Nil
Common Stock	Jareth Goh	Nil	Nil
Common Stock	Vincent Kim	Nil	Nil
Common Stock	All executive officers and directors as a group (five persons)	937,500	1.1%

1.	The address of our officers and directors is our Company’s address, which is No. 6 Houjiayu, Wangzuoxiang, Beijing, China 100000.

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

3.	Based on 82,500,000 shares of our common stock issued and outstanding as of April 1, 2013.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2011 and December 31, 2012, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

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

On October 6, 2011, Mr. Xu Fei, our then President, CEO, CFO, Secretary, Treasurer and Director, provided us with a loan in the amount of $19,024 and made payment to various services providers on behalf of the Company in the amount of $9,181. These loans are unsecured, non-interest bearing and due on demand. No formal written agreements regarding these loans were signed; however, it is documented in the accounting records of the Company. To date, these loans have not been repaid.

On May 7, 2012, Mr. Xu Fei, our then President, CEO, CFO, Secretary, Treasurer and Director, provided us with a loan in the amount of $20,084. This loan is unsecured, non-interest bearing and due on demand. No formal written agreements regarding this loan was signed; however, it is documented in the accounting records of the Company. To date, this loan has not been repaid.

On May 16, 2012, Mr. Xu Fei, our then President, CEO, CFO, Secretary, Treasurer and Director, provided us with a loan in the amount of $1,288. This loan is unsecured, non-interest bearing and due on demand. No formal written agreements regarding this loan was signed; however, it is documented in the accounting records of the Company. To date, this loan has not been repaid.

On June 30, 2012, Mr. Xu Fei, our then President, CEO, CFO, Secretary, Treasurer and Director, provided us with a loan in the amount of $18,000. This loan is unsecured, non-interest bearing and due on demand. No formal written agreements regarding this loan was signed; however, it is documented in the accounting records of the Company. To date, this loan has not been repaid.

On November 9, 2012, Mr. Xu Fei, our former officer and director, provided us with a loan in the amount of $206,426. This loan is unsecured, non-interest bearing and due on demand. No formal written agreements regarding this loan was signed; however, it is documented in the accounting records of the Company. On November 20, 2012 we repaid $106,156 to Mr. Xu Fei. On December 7, 2012 we repaid $28,247 to Mr. Xu Fei. On December 17, 2012 we repaid $50,448 to Mr. Xu Fei. As of December 31, 2012 there was a balance owing to Mr. Xu Fei on this loan of $18,994.

Director Independence

As of the date of this Annual Report, our common stock is posted for trading on the OTC Bulletin Board (the “OTCBB”). The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. However, under the definition of “Independent Director” as set forth in the NYSE MKT Company Guide Section 8.03A, we currently have two directors, Messrs. Jareth Goh and Vincent Kim, that would qualify as independent directors under the definition in the NYSE MKT Company Guide.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Baer LLC served as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2011 and review our financial statement in each of the three quarters for the fiscal year ended December 31, 2012, and Li and Company, PC has served as our independent registered public accounting firm from March 18, 2013 to audit our financial statement for the fiscal year ended December 31, 2012. Aggregate fees for professional services billed by our auditors are set forth below:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Audit Fees	$9,500	$16,500

Audit-Related Fees	Nil	Nil

Tax Fees	$500	$500

All Other Fees	Nil	Nil

Total	$10,000	$17,000

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

ADVANCED VENTURES CORP.

Dated: April 16, 2013	By: /s/ Christino Rio
Christino Rio, Chief Executive Officer
(Principal Executive Officer)

Dated: April 16, 2013	By: /s/ Benson Lim
Benson Lim, Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2013	By: /s/ Christino Rio
Christino Rio, Chief Executive Officer and a director

Dated: April 16, 2013	By: /s/ Benson Lim
Benson Lim, Chief Financial Officer and a director

Dated: April 16, 2013	By: /s/ Brandon Low
Brandon Low, Chief Operating Officer and a director

Dated: April 16, 2013	By: /s/ Jareth Goh
Jareth Goh, Director

Dated: April 16, 2013	By: /s/ Vincent Kim
Vincent Kim, Director

__________