Form 10-Q
period 2013-03-31
ADVANCED VENTURES CORP
filed 2013-05-15
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes[ x ] No [   ]

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
Yes [ x ] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 82,500,000 shares of common stock as of May 10, 2013.

USE OF NAMES

In this quarterly report, the terms “Advanced Ventures,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Advanced Ventures Corp. and its subsidiaries, if any.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. For a description of our risks and uncertainties, refer to our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012;
F-3	Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and Cumulative from Inception (unaudited);
F-4	Consolidated Statement of Stockholders’ Equity for the Period from Inception Through March 31, 2013 (unaudited);
F-5	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 And Cumulative from Inception (unaudited); and
F-6	Notes to the Consolidated Financial Statements (unaudited).

It is the opinion of management that the unaudited interim consolidated financial statements for the three months ended March 31, 2013 and 2012 include all adjustments necessary in order to ensure that the unaudited interim consolidated financial statements are not misleading. These unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim consolidated financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2012. All adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2012, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013.

Advanced Ventures Corp.
(A Development Stage Company)
March 31, 2013 and 2012
Index to the Consolidated Financial Statements

Contents	Page(s)
Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012	F-2
Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through March 31, 2013 (Unaudited)	F-3
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) through March 31, 2013 (Unaudited)	F-4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through March 31, 2013 (Unaudited)	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)

Assets
Current assets:
Cash	$41	342

Total Current Assets	41	342

Total assets	$41	342

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$6,436	15,315
Advances from stockholders	128,619	106,594

Total current liabilities	135,055	121,909

Total liabilities	135,055	121,909

Stockholders' deficit:
Common stock, par value $0.0001: 3,000,000,000 shares authorized; 82,500,000 shares issued and outstanding	8,250	8,250
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(190,314)	(176,867)

Total stockholders' deficit	(135,014)	(121,567)

Total liabilities and stockholders' deficit	$41	342

See accompanying notes to the consolidated financial statements

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	July 6, 2010
	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-

Operating expenses:
Patent acquisition cost and expenses	-	-	19,213
Professional fees	13,090	31,533	169,959
General and administrative expenses	-	400	4,361

Total operating expenses	13,090	31,933	193,533

Loss from operations	(13,090)	(31,933)	(193,533)

Other (income) expense:
Foreign currency transactions (gain) loss	161	(259)	(3,415)
Interest expense	196	-	196

Other (income) expense, net	357	(259)	(3,219)

Loss before income tax provision	(13,447)	(31,674)	(190,314)

Income tax provision	-	-	-

Net loss	$(13,447)	$(31,674)	$(190,314)

Net loss per common share - Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	82,500,000	82,500,000

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from July 6, 2010 (inception) through March 31, 2013
(Unaudited)

	Common Stock, $0.0001 Par Value
				Deficit Accumulated	Total
			Additional Paid-in	during the	Stockholders'Equity
	Number of Shares	Amount	Capital	Development Stage	(Deficit)

Balance, July 6, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash upon formation	45,000,000	4,500	(4,200)		300
Net loss				(30,203)	(30,203)
Balance, December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)
Issuance of common shares for cash at $0.002 per share on June 16, 2011	37,500,000	3,750	71,250		75,000
Issuance costs			(20,000)		(20,000)
Net loss				(59,720)	(59,720)
Balance, December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)
Net loss				(86,944)	(86,944)
Balance, December 31, 2012	82,500,000	8,250	47,050	(176,867)	(121,567)
Net loss				(13,447)	(13,447)
Balance, March 31, 2013	82,500,000	$8,250	$47,050	$(190,314)	$(135,014)

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	July 6, 2010
	Ended	Ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(13,447)	$(31,674)	$(190,314)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	(8,879)	24,860	6,436

Net cash used in operating activities	(22,326)	(6,814)	(183,878)

Cash flows from financing activities:
Advances from stockholders	22,025	-	128,619
Proceeds from sale of common stock, net	-	-	55,300

Net cash provided by financing activities	22,025	-	183,919

Net change in cash	(301)	(6,814)	41

Cash at beginning of period	342	9,991	-

Cash at end of period	$41	$3,177	$41

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
March 31, 2013 and 2012
Notes to the Consolidated Financial Statements
(Unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 16, 2013.

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

The consolidated financial statements include all accounts of the Company as of March 31, 2013 and 2012 and for the interim periods then ended, and all accounts of Advanced Ventures (HK) Ltd. as of March 31, 2013 and 2012, for the interim period ended March 31, 2013 and for the period from March 27, 2012 (inception) through March 31, 2012.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended March 31, 2013 or 2012.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenues and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues and its ability to raise additional funds by way of a public or private offering.

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

Free Office Space from its Majority Stockholder and former Chief Executive Officer

The Company has been provided office space by its majority stockholder and former Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2013 and 2012 should be read in conjunction with our consolidated unaudited interim financial statements and related notes for the three months ended March 31, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For a description of our risks and uncertainties, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

The design and product development for a catheter with an integral anchoring means is divided into three individual stages:

  Technical Concept/Definition (three months)

  Engineering Specification (four months)

  Engineering & Preparation for Production (six months)

Financial Condition

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or shareholder loans. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or shareholder loans to develop a working prototype for the patented technology or to pursue other business opportunities. In the absence of such financing, we will not be able to continue moving forward with developing a working prototype of the catheter with an integral anchoring means or pursue other business opportunities and our business plan will fail.

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 to March 31, 2013 as well as for the three month periods ended March 31, 2013 and 2012.

			July 6, 2010
			(inception) to
	Three months ended Mar. 31,		Mar. 31,
	2013	2012	2013

Revenues	$-	$-	$-

Expenses:
Professional Fees	13,090	31,533	169,959
Patent acquisition cost and expenses	-	-	19,213
General & administrative expenses	-	400	4,361

Total Expenses	13,090	31,933	193,533

(Loss) From Operations	(13,090)	(31,933)	(193,533)

Other Income (Expense)	-	-	-
Foreign currency transactions (gains) loss	161	(259)	(3,415)
Interest expense	196	-	196
Other (income) expense, net	357	(259)	(3,219)

(Loss) Before Income Taxes	(13,447)	(31,674)	(190,314)

Provision for income taxes	-	-	-
Net (Loss)	(13,447)	(31,674)	(190,314)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

During the three months ended March 31, 2013 and March 31, 2012, respectively, we did not generate any revenue.

During the three month period ended March 31, 2013, our operating expenses consisted of (i) professional fees of $13,090 (2012: $31,533); (ii) patent expenses of $Nil (2012: $Nil); and (iii) general and administrative expenses of $Nil (2012: $400).

This resulted in a net operating loss of ($13,090) during the three months ended March 31, 2013 compared to a net operating loss of ($31,933) during the three months ended March 31, 2012.

During the three month period ended March 31, 2013, we recorded a loss on other income in the amount of ($357) compared to a gain on other income recorded during the three month period ended March 31, 2012 in the amount of $259. The other income incurred during the three month period ended March 31, 2013 consisted of ($161) in foreign currency translation loss (2012: $259 gain) and ($196) in interest expense.

This resulted in a net loss for the three months ended March 31, 2013 of ($13,447) compared to a net loss for the three months ended March 31, 2012 of ($31,674).

The decrease in net loss of ($18,227) during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 is attributable primarily to the decrease in professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As at March 31, 2013, our current assets were $41 and our current liabilities were $135,055, resulting in a working capital deficit of ($135,014). As at March 31, 2013, our total assets were $41 compared to total assets of $342 as at December 31, 2012. As at March 31, 2013, our current liabilities were $135,055 compared to current liabilities of $121,909 as at December 31, 2012. Our current liabilities consisted of $6,436 in accrued expenses and $128,619 in advances from stockholders.

Stockholders’ deficit increased from ($121,567) as at December 31, 2012 to ($135,014) as at March 31, 2013.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2013, net cash flow used in operating activities was ($22,326) compared to net cash flow used in operating activities of ($6,814) for the three months ended March 31, 2012. Net cash flow used in operating activities during the three months ended March 31, 2013 consisted primarily of a net loss of ($13,447) adjusted by ($8,879) of changes to accrued expenses. Net cash flow used in operating activities during the three months ended March 31, 2012 consisted of a net loss of ($31,674) adjusted by $24,860 of changes to accrued expenses.

Net Cash From Financing Activities

During the three months ended March 31, 2013, net cash flow provided from financing activities was $22,025 compared to net cash flow provided from financing activities of $Nil for the three months ended March 31, 2012. Net cash flow provided from financing activities during the three months ended March 31, 2013 consisted of $22,025 from the advances from stockholders.

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

None.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013 (under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of March 31, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
Date: May 15, 2013

By:	/s/ Benson Lim
Benson Lim, CFO and Director
(Principal Financial Officer and
Principal Accounting Officer)
Date: May 15, 2013