Form 10-Q
period 2013-06-30
ADVANCED VENTURES CORP
filed 2013-09-13
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes [X]     No [   ]

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
Yes [X]     No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 82,500,000 shares of common stock as of September 9, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012;
F-3	Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through June 30, 2013 (Unaudited);
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) Through June 30, 2013 (Unaudited);
F-5	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through June 30, 2013 (Unaudited);
F-6	Notes to the Consolidated Financial Statements (Unaudited).

It is the opinion of management that the consolidated unaudited interim financial statements for the three months and six months ended June 30, 2013 and 2012 include all adjustments necessary in order to ensure that the consolidated unaudited interim financial statements are not misleading. These consolidated unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these consolidated unaudited interim financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2012. All adjustments are of a normal recurring nature. These consolidated unaudited interim financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2012, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013.

Advanced Ventures Corp.

(A Development Stage Company)

June 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012	F-2

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through June 30, 2013 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) through June 30, 2013 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through June 30, 2013 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)

Assets
Current assets:
Cash	$-	$342

Total Current Assets	-	342

Total assets	$-	$342

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$32,633	$15,315
Advances from stockholders	128,619	106,594

Total current liabilities	161,252	121,909

Total liabilities	161,252	121,909

Stockholders' deficit:
Common stock par value $0.0001: 3,000,000,000 shares authorized;
82,500,000 shares issued and outstanding	8,250	8,250
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(216,552)	(176,867)

Total stockholders' deficit	(161,252)	(121,567)

Total liabilities and stockholders' deficit	$-	$342

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	July 6, 2010
	Ended	Ended	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-	$-	$-

Operating expenses:
Patent acquisition cost and expenses	-	-	-	-	19,213
Professional fees	25,640	18,070	38,730	49,603	195,599
General and administrative expenses	598	77	598	477	4,959

Total operating expenses	26,238	18,147	39,328	50,080	219,771

Loss from operations	(26,238)	(18,147)	(39,328)	(50,080)	(219,771)

Other (income) expense:
Foreign currency transactions (gain) loss	-	(564)	161	(823)	(3,415)
Interest expense	-	-	196	-	196

Other (income) expense, net	-	(564)	357	(823)	(3,219)

Loss before income tax provision	(26,238)	(17,583)	(39,685)	(49,257)	(216,552)

Income tax provision	-		-	-	-

Net loss	$(26,238)	$(17,583)	(39,685)	$(49,257)	$(216,552)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	82,500,000	82,500,000	82,500,000	82,500,000

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from July 6, 2010 (inception) through June 30, 2013
(Unaudited)

	Common Stock, $0.0001 Par Value
				Deficit Accumulated	Total
	Number of		Additional Paid-in	during the	Stockholders'Equity
	Shares	Amount	Capital	Development Stage	(Deficit)

Balance, July 6, 2010	-	$-	$-	$-	$-

Issuance of common shares for cash upon formation	45,000,000	4,500	(4,200)		300

Net loss				(30,203)	(30,203)

Balance, December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)

Issuance of common shares for cash at $0.002 per share on June 16, 2011	37,500,000	3,750	71,250		75,000

Issuance costs			(20,000)		(20,000)

Net loss				(59,720)	(59,720)

Balance, December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)

Net loss				(86,944)	(86,944)

Balance, December 31, 2012	82,500,000	8,250	47,050	(176,867)	(121,567)

Net loss				(39,685)	(39,685)

Balance, June 30, 2013	82,500,000	$8,250	$47,050	$(216,552)	$(161,252)

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	July 6, 2010
	Ended	Ended	(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(39,685)	$(49,257)	$(216,552)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	17,318	1,105	32,633

Net cash used in operating activities	(22,367)	(48,152)	(183,919)

Cash flows from financing activities:
Advances from stockholders	22,025	39,372	128,619
Proceeds from sale of common stock, net	-	-	55,300

Net cash provided by financing activities	22,025	39,372	183,919

Net change in cash	(342)	(8,780)	-

Cash at beginning of period	342	9,991	-

Cash at end of period	$-	$1,211	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
June 30, 2013 and 2012
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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary or entity	State or other jurisdiction of incorporation or organization	Date of incorporation or formation (date of acquisition, if applicable)	Attributable interest

Advanced Ventures (HK) Ltd.	Hong Kong Special Administrative Region (“HK SAR”)	March 27, 2012	100%

The consolidated financial statements include all accounts of the Company as of June 30, 2013 and 2012 and for the interim periods then ended, and all accounts of Advanced Ventures (HK) Ltd. as of June 30, 2013 and 2012, for the interim period ended June 30, 2013 and for the period from March 27, 2012 (inception) through June 30, 2012.

All inter-company balances and transactions have been eliminated.

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended June 30, 2013 or 2012.

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

Recently Issued Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities". This ASU clarifies that the scope of ASU No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities." applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASU adds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board, or FASB, issued ASU No. 2013-04, "Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date." This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU No. 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The guidance outlines the events when cumulative translation adjustments should be released into net income and is intended by FASB to eliminate some disparity in current accounting practice. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at June 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

On September 3, 2013, the stockholder of the Company advanced $28,975 to the Company for working capital purpose. These advances are unsecured, non-interest bearing and due on demand.

Free Office Space from its Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Note 5 – Stockholders’ Deficit

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

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and six months ended June 30, 2013 and 2012 should be read in conjunction with our consolidated unaudited interim financial statements and related notes for the three months and six months ended June 30, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For a description of our risks and uncertainties, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the period ended June 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 to June 30, 2013 as well as for the three and six month periods ended June 30, 2013 and 2012.

					July 6, 2010
	For the Three months ended		For the Six months ended		(inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenues	-	-	-	-	-

Expenses:
Patent acquisition cost and expense	$-	$-	$-	$-	$19,213
Professional fees	25,460	18,070	38,730	49,603	195,599
General and administrative expenses	598	77	598	477	4,959

Total Expenses	26,238	18,147	39,328	50,080	219,771

(Loss) From Operations	(26,238)	(18,147)	(39,328)	(50,080)	(219,771)

Other (Income) Expense
Foreign currency transactions (gain) loss	-	(564)	161	(823)	(3,415)
Interest expense	-	-	196	-	196

Other (income) expense, net	-	(564)	357	(823)	(3,219)

Loss before income tax provision	(26,238)	(17,583)	(39,685)	(49,257)	(216,552)
Income tax provision	-	-	-	-	-

Net (Loss)	(26,238)	(17,583)	(39,685)	(49,257)	(216,552)

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

During the three months ended June 30, 2013 and 2012, we did not generate any revenue.

During the three month period ended June 30, 2013, our operating expenses consisted of (i) patent acquisition costs and expense of $Nil (2012: $Nil); (ii) professional fees of $25,640 (2012: $18,070); and (iii) general and administrative expenses of $598 (2012: $77).

This resulted in a net operating loss of ($26,238) during the three months ended June 30, 2013 compared to a net operating loss of ($18,147) during the three months ended June 30, 2012.

During the three month period ended June 30, 2013, we had no other income or expense compared to a gain on other income recorded during the three month period ended June 30, 2012 in the amount of $564. The other income incurred during the three month period ended June 30, 2013 consisted of $Nil in foreign currency translation gain (2012: $564 gain).

This resulted in a net loss for the three months ended June 30, 2013 of ($26,238) compared to a net loss for the three months ended June 30, 2012 of ($17,583).

The increase in net loss of ($8,655) during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is attributable primarily to an increase in professional fees.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

During the six months ended June 30, 2013 and 2012, we did not generate any revenue.

During the six month period ended June 30, 2013, our operating expenses consisted of (i) patent acquisition costs and expense of $Nil (2012: $Nil); (ii) professional fees of $38,730 (2012: $49,603); and (iii) general and administrative expenses of $598 (2012: $477).

This resulted in a net operating loss of ($39,328) during the six months ended June 30, 2013 compared to a net operating loss of ($50,080) during the six months ended June 30, 2012.

During the six month period ended June 30, 2013, we recorded a loss on other income in the amount of ($357) compared to a gain on other income recorded during the six month period ended June 30, 2012 in the amount of $823. The other income incurred during the six month period ended June 30, 2013 consisted of ($161) in foreign currency translation loss (2012: $823 gain) and ($196) in interest expense (2012: $Nil).

This resulted in a net loss for the six months ended June 30, 2013 of ($39,685) compared to a net loss for the six months ended June 30, 2012 of ($49,257).

The decrease in net loss of ($9,572) during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is attributable primarily to the decrease in professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of June 30, 2013, our current assets were $Nil and our current liabilities were $161,252, resulting in a working capital deficit of ($161,252). As of June 30, 2013, our total assets were $Nil compared to total assets of $342 as of December 31, 2012. As of June 30, 2013, our current liabilities were $161,252 compared to current liabilities of $121,909 as at December 31, 2012. Our current liabilities consisted of $32,633 in accounts payable and accrued expenses and $128,619 in advances from stockholders.

Stockholders’ deficit increased from ($121,567) as of December 31, 2012 to ($161,252) as of June 30, 2013.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended June 30, 2013, net cash used in operating activities was ($22,367) compared to net cash used in operating activities of ($48,152) for the six months ended June 30, 2012. Net cash used in operating activities during the six months ended June 30, 2013 consisted primarily of a net loss of ($39,685) adjusted by $17,318 of changes to accounts payable and accrued expenses. Net cash used in operating activities during the six months ended June 30, 2012 consisted of a net loss of ($49,257) adjusted by $1,105 of changes to accrued expenses.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2013, net cash provided from financing activities was $22,025 compared to net cash provided from financing activities of $39,372 for the six months ended June 30, 2012. Net cash provided from financing activities during the six months ended June 30, 2013 consisted of $22,025 from the advances from stockholders.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013 (under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of June 30, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
Date: September 12, 2013

By:	/s/ Benson Lim
Benson Lim, CFO and Director
(Principal Financial Officer and
Principal Accounting Officer)
Date: September 12, 2013