Form 10-Q
period 2013-09-30
ADVANCED VENTURES CORP
filed 2013-11-18
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes[ x ] No[ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 163,134,500 shares of common stock as of November 8, 2013.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-2	Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012;
F-3	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through September 30, 2013 (Unaudited);
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) Through September 30, 2013 (Unaudited);
F-5	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through September 30, 2013 (Unaudited);
F-6	Notes to the Consolidated Financial Statements (Unaudited).

It is the opinion of management that the consolidated unaudited interim financial statements for the three months and nine months ended September 30, 2013 and 2012 include all adjustments necessary in order to ensure that the consolidated unaudited interim financial statements are not misleading. These consolidated unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these consolidated unaudited interim financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2012. All adjustments are of a normal recurring nature. These consolidated unaudited interim financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2012, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on April 16, 2013.

Advanced Ventures Corp.

(A Development Stage Company)

September 30, 2013 and 2012

Index to the Consolidated Financial Statements

Contents	Page(s)
Consolidated Balance Sheets at September 30, 2013 (Unaudited) and December 31, 2012	F-2
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through September 30, 2013 (Unaudited)	F-3
Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) through September 30, 2013 (Unaudited)	F-4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from July 6, 2010 (Inception) through September 30, 2013 (Unaudited)	F-5
Notes to the Consolidated Financial Statements (Unaudited)	F-6

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)

Assets
Current assets:
Cash	$3,467	$342

Total Current Assets	3,467	342

Total assets	$3,467	$342

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$21,280	$15,315
Advances from stockholders	161,269	106,594

Total current liabilities	182,549	121,909

Total liabilities	182,549	121,909

Stockholders' deficit:
Common stock par value $0.0001: 3,000,000,000 shares authorized; 82,500,000 shares issued and outstanding	8,250	8,250
Additional paid-in capital	47,050	47,050
Deficit accumulated during the development stage	(234,382)	(176,867)

Total stockholders' deficit	(179,082)	(121,567)

Total liabilities and stockholders' deficit	$3,467	$342

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	July 6, 2010
	Ended	Ended	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$-	$-	$-	$-	$-

Operating expenses:
Patent acquisition cost and expenses	-	-	-	-	19,213
Professional fees	17,768	26,347	56,498	75,950	213,367
General and administrative expenses	-	-	598	477	4,959

Total operating expenses	17,768	26,347	57,096	76,427	237,539

Loss from operations	(17,768)	(26,347)	(57,096)	(76,427)	(237,539)

Other (income) expense:
Foreign currency transactions (gain) loss	62	70	223	(753)	(3,353)
Interest expense	-	-	196	-	196

Other (income) expense, net	62	70	419	(753)	(3,157)

Loss before income tax provision	(17,830)	(26,417)	(57,515)	(75,674)	(234,382)

Income tax provision	-	-	-	-	-

Net loss	$(17,830)	$(26,417)	$(57,515)	$(75,674)	$(234,382)

Net loss per common share - Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	82,500,000	82,500,000	82,500,000	82,500,000

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from July 6, 2010 (inception) through September 30, 2013
(Unaudited)

	Common Stock Par Value $0.0001
				Deficit Accumulated	Total
			Additional Paid-in	during the	Stockholders'Equity
	Number of Shares	Amount	Capital	Development Stage	(Deficit)

Balance, July 6, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash upon formation	45,000,000	4,500	(4,200)		300
Net loss				(30,203)	(30,203)
Balance, December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)
Issuance of common shares for cash at $0.002 per share on June 16, 2011	37,500,000	3,750	71,250		75,000
Issuance costs			(20,000)		(20,000)
Net loss				(59,720)	(59,720)
Balance, December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)
Net loss				(86,944)	(86,944)
Balance, December 31, 2012	82,500,000	8,250	47,050	(176,867)	(121,567)
Net loss				(57,515)	(57,515)
Balance, September 30, 2013	82,500,000	$8,250	$47,050	$(234,382)	$(179,082)

See accompanying notes to the consolidated financial statements.

Advanced Ventures Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	July 6, 2010
	Ended	Ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(57,515)	$(75,674)	$(234,382)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	5,965	7,499	21,280

Net cash used in operating activities	(51,550)	(68,175)	(213,102)

Cash flows from financing activities:
Advances from stockholders	54,675	59,395	161,269
Proceeds from sale of common stock, net	-	-	55,300

Net cash provided by financing activities	54,675	59,395	216,569

Net change in cash	3,125	(8,780)	3,467

Cash at beginning of period	342	9,991	-

Cash at end of period	$3,467	$1,211	$3,467

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-

Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements

Advanced Ventures Corp.
(A Development Stage Company)
September 30, 2013 and 2012
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

Formation of Advanced Ventures (HK) Ltd.

On March 27, 2012, the Company formed a wholly-owned subsidiary, Advanced Ventures (HK) Ltd., under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”). Advanced Ventures (HK) Ltd. engages in the same line of business as that of the Company. On November 1, 2013 the Company dissolved Advanced Ventures (HK) Ltd. which was inactive during its existence.

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

The Company's consolidated subsidiaries and/or entities are as follows:

Name of consolidated subsidiary	State or other jurisdiction of	Date of incorporation or formation	Attributable interest
or entity	incorporation or organization	(date of acquisition, if applicable)

Advanced Ventures (HK) Ltd.	Hong Kong Special Administrative Region (“HK SAR”)	March 27, 2012 (dissolved on November 1, 2013)	100%

The consolidated financial statements include all accounts of the Company as of September 30, 2013 and 2012 and for the interim periods then ended, and all accounts of Advanced Ventures (HK) Ltd. as of September 30, 2013 and 2012, for the interim period ended September 30, 2013 and for the period from March 27, 2012 (inception) through September 30, 2012.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; reporting currency, functional currency of the Company's HK SAR subsidiary and foreign currency exchange rate and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the interim period ended September 30, 2013 or 2012.

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

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The ASUadds new disclosure requirements for items reclassified out of accumulated other comprehensive income by component and their corresponding effect on net income. The ASU is effective for public entities for fiscal years beginning after December 15, 2013.

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

As reflected in the consolidated financial statements, the Company had a deficit accumulated during the development stage at September 30, 2013, a net loss and net cash used in operating activities for the interim period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were certain reportable subsequent event(s) to be disclosed as follows:

On October 18, 2013, the Company completed a shares-for-debt private placement with 10 individuals involving the sale of an aggregate of 80,634,500 shares of the Company’s common stock at a subscription price of $0.002 per share, in settlement of an aggregate of $161,269 owed by the Company to the shares-for-debt purchasers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three months and nine months ended September 30, 2013 and 2012 should be read in conjunction with our consolidated unaudited interim financial statements and related notes for the three months and nine months ended September 30, 2013 and 2012. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For a description of our risks and uncertainties, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the period ended September 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

Subsidiary

Our one wholly owned subsidiary, Advanced Ventures (HK) Limited, which was incorporated on March 27, 2012, has been dissolved by de-registration effective November 1, 2013.

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

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 to September 30, 2013 as well as for the three and nine month periods ended September 30, 2013 and 2012.

					July 6, 2010
	For the Three months ended		For the Nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenues	-	-	-	-	-

Expenses:
Patent acquisition cost and expense	$-	$-	$-	$-	$19,213
Professional fees	17,768	26,347	56,498	75,950	213,367
General and administrative expenses	-	-	598	477	4,959

Total Expenses	17,768	26,347	57,096	76,427	237,539

(Loss) From Operations	(17,768)	(26,347)	(57,096)	(76,427)	(237,539)

Other (Income) Expense
Foreign currency transactions (gain) loss	62	70	223	(753)	(3,353)
Interest expense	-	-	196	-	196

Other (income) expense, net	62	70	419	(753)	(3,157)

Loss before income tax provision	(17,830)	(26,417)	(57,515)	(75,674)	(234,382)
Income tax provision	-	-	-	-	-
Net (Loss)	(17,830)	(26,417)	(57,515)	(75,674)	(234,382)

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

During the three months ended September 30, 2013 and 2012, we did not generate any revenue.

During the three month period ended September 30, 2013, our operating expenses consisted of professional fees of $17,768 (2012: $26,347).

This resulted in a net operating loss of ($17,768) during the three months ended September 30, 2013 compared to a net operating loss of ($26,347) during the three months ended September 30, 2012.

During the three month period ended September 30, 2013, we recorded a loss on other expenses in the amount of $62 compared to a loss on other expenses recorded during the three month period ended September 30, 2012 in the amount of $70. The other expenses incurred during the three month period ended September 30, 2013 consisted of $62 in foreign currency translation loss (2012: $70 loss).

This resulted in a net loss for the three months ended September 30, 2013 of ($17,830) compared to a net loss for the three months ended September 30, 2012 of ($26,417).

The decrease in net loss of ($8,587) during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is attributable primarily to the decrease in professional fees.

Nine Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

During the nine months ended September 30, 2013 and 2012, we did not generate any revenue.

During the nine month period ended September 30, 2013, our operating expenses consisted of (i) professional fees of $56,498 (2012: $75,950); and (ii) general and administrative expenses of $598 (2012: $477).

This resulted in a net operating loss of ($57,096) during the nine months ended September 30, 2013 compared to a net operating loss of ($76,427) during the nine months ended September 30, 2012.

During the nine month period ended September 30, 2013, we recorded a loss on other income in the amount of $223 compared to a gain on other expenses recorded during the nine month period ended September 30, 2012 in the amount of $753. The other expenses incurred during the nine month period ended September 30, 2013 consisted of $223 in foreign currency translation loss (2012: $753 gain) and $196 in interest expense (2012: $Nil).

This resulted in a net loss for the nine months ended September 30, 2013 of ($57,515) compared to a net loss for the nine months ended September 30, 2012 of ($75,674).

The decrease in net loss of ($18,159) during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is attributable primarily to the decrease in professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of September 30, 2013, our current assets were $3,467 and our current liabilities were $182,549, resulting in a working capital deficit of ($179,082). As of September 30, 2013, our total assets were $3,467 compared to total assets of $342 as of December 31, 2012. As of September 30, 2013, our current liabilities were $182,549 compared to current liabilities of $121,909 as of December 31, 2012. Our current liabilities consisted of $21,280 in accounts payable and accrued expenses and $161,269 in advances from stockholders.

Stockholders’ deficit increased from ($121,567) as of December 31, 2012 to ($179,082) as of September 30, 2013.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended September 30, 2013, net cash used in operating activities was ($51,550) compared to net cash used in operating activities of ($68,175) for the nine months ended September 30, 2012. Net cash used in operating activities during the nine months ended September 30, 2013 consisted primarily of a net loss of ($57,515) adjusted by $5,965 of changes to accrued expenses. Net cash used in operating activities during the nine months ended September 30, 2012 consisted of a net loss of ($75,674) adjusted by $7,499 of changes to accrued expenses.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2013, net cash provided from financing activities was $54,675 compared to net cash provided from financing activities of $59,395 for the nine months ended September 30, 2012. Net cash provided from financing activities during the nine months ended September 30, 2013 consisted of $54,675 from the advances from stockholders.

Subsequent Events

On October 18, 2013, we completed a shares-for-debt private placement with 10 individuals involving the sale of an aggregate of 80,634,500 shares of our common stock at a subscription price of $0.002 per share, in settlement of an aggregate of $161,269 owed by us to the shares-for-debt purchasers resulting in the elimination of $161,269 of indebtedness on our books.

Effective November 1, 2013, our wholly-owned subsidiary, Advanced Ventures (HK) Limited, a Honk Kong company, was dissolved by de-registration.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013 (under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended. As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting. Based on this evaluation, our Company’s Chief Executive Officer and Chief Financial Officer have concluded that our Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 18, 2013, we completed a shares-for-debt private placement with 10 individuals involving the sale of an aggregate of 80,634,500 shares of our common stock at a subscription price of $0.002 per share, in settlement of an aggregate of $161,269 owed by us to the shares-for-debt purchasers.

With respect to such issuance of shares of our common stock in connection with the private placement described above, we relied on the exemption from registration under the United States Securities Act of 1933, as amended (the "Securities Act"), provided by Regulation S, based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements entered into between each purchaser and us.

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
Date: November 18, 2013

By:	/s/ Benson Lim
Benson Lim, CFO and Director
(Principal Financial Officer and
Principal Accounting Officer)
Date: November 18, 2013