Form 10-K
period 2013-12-31
GOLD UNION INC.
filed 2014-03-25
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-54761

GOLD UNION INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1772663
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Shop 35A, Ground Floor, Hop Yick Commercial Centre Phase 1, 33 Hop Choi Street
Yuen Long, NT, Hong Kong
(Address of Principal Executive Offices)

+86 18676364411
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
Yes [X]     No [   ]

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of June 28, 2013, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.05 per share) on that date, was approximately $1,828,125.

The registrant had 163,134,500 shares of common stock outstanding as of March 24, 2014.

ii

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

AVAILABLE INFORMATION

Gold Union Inc. files annual, quarterly and current reports with the Securities and Exchange Commission (the “Commission” or “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the Commission at the Commission’s Public Reference Room, 100 F Street, N.E., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by going to the Commission’s website at http://www.sec.gov.

REFERENCES

As used in this Annual Report: (i) the terms “we”, “us”, “our”, “Gold Union” and the “Company” mean Gold Union Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1.                 BUSINESS

Name, Incorporation and Principal Offices

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” and are a development stage company. Effective January 6, 2014, we effected a name change to “Gold Union Inc.” This name change was effective under Delaware General Corporation Law as of January 6, 2014, pursuant to a Certificate of Amendment of Certificate of Incorporation that was filed with the State of Delaware, Division of Corporations office on January 6, 2014. A copy of the Certificate of Amendment was filed as Exhibit 3.1 to our Current report on Form 8-K filed with the SEC on January 10, 2014.

Our principal office is located at Shop 35A, Ground Floor, Hop Yick Commercial Centre Phase 1, 33 Hop Choi Street, Yuen Long, NT, Hong Kong. Our telephone number is +86 18676364411

Overview

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

Based on the Patent, we believe that this apparatus will help prevent or restrict undesirable movement or displacement of a catheter. However, until we can successfully develop a prototype and test it, we cannot currently estimate the full extent of the benefits to be gained from this apparatus.

The patent and technology were transferred to us in exchange of payment to Ilanit Appelfeld of $17,500 (seventeen thousand five hundred United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sales Agreement related to U.S. Patent Number: 6,743,209.

The invention that is the subject of the Patent is for a catheter with an integral anchoring means which is secured to the outside of a human or other animal body by suturing, tying or taping to a tubular, depression-shaped anchor member that is integrally formed during manufacture with the forming of the catheter, resulting in a one-piece multipurpose combination construction unit.

We maintain our statutory registered agent’s office at Delaware Intercorp, Inc. 113 Barksdale Professional Center, Newark, DE, 19711 and our business office is located at Shop 35A, Ground Floor, Hop Yick Commercial Centre Phase 1, 33 Hop Choi Street, Yuen Long, NT, Hong Kong.

Our Business

We acquired the patented technology to a catheter with an integral anchoring means which is secured to the outside of a human or other animal body by suturing, tying or taping to a tubular, depression-shaped anchor member that is integrally formed during manufacture with the forming of such catheter. To be effective a catheter with integral anchoring means must be easy to use and must be cost effective. Moreover, we believe that this catheter with integral anchoring means should greatly reduce bacterial growth and infection. With the foregoing in mind, it would be greatly advantageous to provide a catheter with an integral anchoring means that overcomes these costs and housekeeping problems associated with previous anchoring means, by operating with a standard catheter.

Based on the Patent, we believe that this apparatus will significantly reduce bacterial growth and infection. However, until we can successfully develop a prototype and test it, we cannot currently estimate the full extent of the benefits to be gained from this apparatus.

Our potential device is based on attaching urethral catheters to or at the outside of a human or other animal body by suturing, tying or taping to a tubular depression-shaped anchor member that is simultaneously and integrally constructively formed with the catheter tube proper during manufacture resulting in a single one-piece solitary tapered combination construction unit with no breaks or divisions. We believe it would be more advantageous that this tubular depression-shaped anchor member of the catheter be integrally formed during manufacture with the forming of the overall catheter resulting in a one-piece urethral catheter construction unit. The former construction requires the manufacture and assembly of multiple components in order to produce an equal unit. We believe the “built-in” tubular depression-shaped anchor member of this catheter requires less production material than that of other patents thereby significantly reducing manufacturing costs. Also there are no individual or additional anchoring components to inspect, test, sterilize, package or distribute. We intended to develop a fully operational valid working prototype, which could then be used to develop and manufacture the actual product. However, until we can successfully develop a prototype and test it, we cannot currently estimate the full extent of the benefits to be gained from this particular apparatus.

At this time we are considering other business opportunities that may bring quicker and greater value to our stockholder. Therefore, we intend to engage in the business of trading precious metal bullion. We intend to become involved in precious metal bullion trading primarily in the Asia Pacific region. We anticipate such business to be carried on through subsidiaries, which are expected to buy gold and silver bullion from refiners and subsequently sell the bullion to anticipated customers. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our intended business operations.

During the second quarter of 2011 the Company raised gross proceeds of $75,000 pursuant to an effective Form S-1 Registration Statement and issued 37,500,000 post forward stock split shares of common stock that were registered pursuant to the Form S-1 Registration Statement.

Intellectual Property

On July 27, 2010, we signed a Patent Transfer and Sales Agreement with Ilanit Appelfeld, in relation to a patented technology (U.S. Patent number: 6,743,209), wherein we purchased all rights, title and interest in, a receptacle catheter with integral anchoring means. U.S. Patent Number 6,743,209 was issued on June 1, 2004 and will expire on June 6, 2022.

Employees

We currently do not have any full time or part time employees. Our Chief Executive Officer and Chief Financial Officer, Mr. Sae-Chua Supachai, is expected to work up to approximately five hours per week. If, and when, we develop our business of trading precious metal bullion, and are able to generate revenues from such intended business, we expect that Mr. Supachai will devote substantially more than five hours per week to our operations, and we may need to hire additional officers and employees for such operations.

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

Research and Development

We have incurred minimal research and development expenses to date and do not plan to undertake additional research and development activities during the next twelve months.

Subsidiaries

On March 27, 2012, we formed a wholly-owned subsidiary, Advanced Ventures (HK) Ltd., under the laws of the Hong Kong Special Administrative Region ("HK SAR") of the People's Republic of China ("PRC"). However, on November 1, 2013, we dissolved Advanced Ventures (HK) Ltd. which was inactive during its existence.

ITEM 1A.               RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not applicable as we are not an accelerated or large accelerated filer.

ITEM 2.                 PROPERTIES

Our executive offices are located at Shop 35A, Ground Floor, Hop Yick Commercial Centre Phase 1, 33 Hop Choi Street, Yuen Long, NT, Hong Kong.

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

QUARTER ENDED	HIGH	LOW
December 31, 2013	$0.05	$0.05
September 30, 2013	$0.05	$0.05
June 30, 2013	$0.05	$0.05
March 31, 2013	$0.00	$0.00
December 31, 2012	$0.05	$0.05
September 30, 2012	$0.05	$0.05
June 30, 2012	$0.05	$0.05
March 31, 2012	$0.00	$0.00

Holders

As of December 31, 2013, we had 41 shareholders of record.

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

With respect to such issuance of shares of our common stock in connection with the private placement described above, we relied on the exemption from registration under the Securities Act provided by Regulation S, based on representations and warranties provided by the purchasers of the shares in their respective subscription agreements entered into between each purchaser and us.

No Repurchases

Neither we nor any affiliated purchaser has made any purchases of our equity securities during the fourth quarter of our fiscal year ended December 31, 2013.

ITEM 6.                 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at December 31, 2013, December 31, 2012 and for the period from July 6, 2010 inception (inception) through December 31, 2013 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Plan of Operations

We intended to develop a working prototype for our patented technology, however, we now intend to engage in the business of trading precious metal bullion. We intend to become involved in precious metal bullion trading primarily in the Asia Pacific region. We anticipate such business to be carried on through subsidiaries, which are expected to buy gold and silver bullion from refiners and subsequently sell the bullion to anticipated customers.

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

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 through December 31, 2013 as well as for the fiscal years ended December 31, 2013 and 2012:

			July 6, 2010
			(inception) to
	Fiscal year ended	Fiscal year ended	December 31,
	December 31, 2013	December 31, 2012	2013

Revenues	$-	$-	$-

Expenses:
Professional Fees	85,592	87,098	242,461
Patent acquisition cost and expenses	-	-	19,213
General and administrative expenses	597	549	4,958

Total operating Expenses	86,189	87,647	266,632

(Loss) From Operations	(86,189)	(87,647)	(266,632)

Other Income (Expense)
Foreign currency transaction (gain) loss	418	(703)	(3,158)

Other (income) expense, net	418	(703)	(3,158)

Loss before income tax provision	(86,607)	(86,944)	(263,474)

Income tax provision	-	-	-

Net (Loss)	$(86,607)	$(86,944)	$(263,474)

Results of Operations for the Years Ended December 31, 2013 and 2012

During fiscal years ended December 31, 2013 and December 31, 2012, respectively, we did not generate any revenue.

During the fiscal year ended December 31, 2013, our operating expenses consisted of: (i) professional fees of $85,592 (2012: $87,098); and (ii) general and administrative expenses of $597 (2012: $549).

This resulted in a net operating loss of ($86,189) during fiscal year ended December 31, 2013 compared to a net operating loss of ($87,647) during fiscal year ended December 31, 2012.

During fiscal year ended December 31, 2013, we recorded total other expenses in the amount of $418 compared to total other income recorded during fiscal year ended December 31, 2012 in the amount of $703. The other expenses incurred during fiscal year ended December 31, 2013 consisted of $418 in foreign currency transaction loss (2012: $703 gain).

This resulted in a net loss for fiscal year ended December 31, 2013 of ($86,607) compared to a net loss for fiscal year ended December 31, 2012 of ($86,944).

The decrease in net loss of $337 during fiscal year ended December 31, 2013 compared to fiscal year ended December 31, 2013 is attributable primarily to the decrease in professional fees and increase in foreign current transaction loss.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of December 31, 2013, our current assets were $525 and our current liabilities were $47,430, resulting in a working capital deficit of ($46,905). As at December 31, 2013, our total assets were $525 compared to total assets of $342 as at December 31, 2012. Total assets as at December 31, 2013 consisted of $525 in cash. Our current liabilities consisted of $28,930 in accrued expenses and $18,500 in advances from stockholders.

Stockholders’ deficit decreased from ($121,567) as of December 31, 2012 to ($46,905) as of December 31, 2013.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended December 31, 2013, net cash flow used in operating activities was ($72,992) compared to net cash flow used in operating activities of ($88,039) for fiscal year ended December 31, 2012. Net cash flow used in operating activities during fiscal year ended December 31, 2013 consisted of a net loss of ($86,607) and accrued expenses of $13,615. Net cash flow used in operating activities during fiscal year ended December 31, 2012 consisted of a net loss of ($86,944) and accrued expenses of ($1,095).

Net Cash from Financing Activities

During fiscal year ended December 31, 2013, net cash flow provided from financing activities was $73,175 compared to net cash flow provided from financing activities of $78,390 for fiscal year ended December 31, 2012. Net cash flow provided from financing activities during fiscal year ended December 31, 2013 pertained primarily to $73,175 received as advances from stockholders. Net cash flow provided from financing activities during the fiscal year ended December 31, 2012 pertained primarily to $78,390 received as advances from stockholders.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue the development of a working prototype of our patented technology. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2013 that they have substantial doubt we will be able to continue as a going concern.

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

Subsequent Events

Effective January 6, 2014, we effected a name change to “Gold Union Inc.” This name change was effective under Delaware General Corporation Law as of January 6, 2014, pursuant to a Certificate of Amendment of Certificate of Incorporation that was filed with the State of Delaware, Division of Corporations office on January 6, 2014.

On February 7, 2014, one of our directors provided us with a loan in the amount of $32,600. This loan is unsecured, non-interest bearing and due on demand. No formal written agreement regarding this loan was signed; however, it is documented in the accounting records of the Company.

Effective February 12, 2014, our Board of Directors accepted the resignations of Christino Rio as our Chief Executive Officer and a director, Benson Lim as our Chief Financial Officer and a director, Brandon Low as our Chief Operating Officer and a director, and Jareth Goh as one of our directors. On the same date, our Board of Directors accepted the consent to act of Sae-Chua Supachai and appointed Mr. Supachai as our Chief Executive Officer, Chief Financial Officer and a director.

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

ITEM 8.                 FINANCIAL STATEMENTS

Gold Union Inc.
(Formerly Advanced Ventures Corp.)
(A Development Stage Company)

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Gold Union Inc
(Formerly Advanced Ventures Corp)
(A Development Stage Company)

We have audited the accompanying balance sheets of Gold Union Inc, (Formerly Advanced Ventures Corp.) (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from July 6, 2010 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

The Company’s financial statements for the period from July 6, 2010 (inception) through December 31, 2011 were audited by other auditors whose report dated February 28, 2012 included an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern. The other auditors’ report had been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from July 6, 2010 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013 and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC
Li and Company, PC

Skillman, New Jersey
March 25, 2014

Gold Union Inc.
(Formerly Advanced Ventures Corp.)
(A Development Stage Company)
Balance Sheets

	December 31, 2013	December 31, 2012

Assets
Current assets:
Cash	$525	$342

Total Current Assets	525	342

Total assets	$525	$342

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$28,930	$15,315
Advances from stockholders	18,500	106,594

Total current liabilities	47,430	121,909

Total liabilities	47,430	121,909

Stockholders' deficit:
Common stock par value $0.0001: 3,000,000,000 shares authorized; 163,134,500 and 82,500,000 shares issued and outstanding, respectively	16,313	8,250
Additional paid-in capital	200,256	47,050
Deficit accumulated during the development stage	(263,474)	(176,867)

Total stockholders' deficit	(46,905)	(121,567)

Total liabilities and stockholders' deficit	$525	$342

See accompanying notes to the consolidated financial statements.

Gold Union Inc.
(Formerly Advanced Ventures Corp.)
(A Development Stage Company)
Statements of Operations
			For the Period from
	For the Year	For the Year	July 6, 2010
	Ended	Ended	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues earned during the development stage	$-	$-	$-

Operating expenses:
Patent acquisition cost and expenses	-	-	19,213
Professional fees	85,592	87,098	242,461
General and administrative expenses	597	549	4,958

Total operating expenses	86,189	87,647	266,632

Loss from operations	(86,189)	(87,647)	(266,632)

Other (income) expense:
Foreign currency transactions (gain) loss	418	(703)	(3,158)

Other (income) expense, net	418	(703)	(3,158)

Loss before income tax provision	(86,607)	(86,944)	(263,474)

Income tax provision	-	-	-

Net loss	$(86,607)	$(86,944)	$(263,474)

Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)

Weighted average common shares outstanding
- Basic and diluted	98,844,613	82,500,000

See accompanying notes to the consolidated financial statements.

Gold Union Inc.
(Formerly Advanced Ventures Corp.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from July 6, 2010 (inception) through December 31, 2013

	Common Stock Par Value $0.0001
				Deficit Accumulated	Total
	Number of		Additional Paid-in	during the	Stockholders'Equity
	Shares	Amount	Capital	Development Stage	(Deficit)

Balance, July 6, 2010	-	$-	$-	$-	$-

Issuance of common shares for cash upon formation	45,000,000	4,500	(4,200)		300

Net loss				(30,203)	(30,203)

Balance, December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)

Issuance of common shares for cash at $0.002 per share on June 16, 2011	37,500,000	3,750	71,250		75,000

Issuance costs			(20,000)		(20,000)

Net loss				(59,720)	(59,720)

Balance, December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)

Net loss				(86,944)	(86,944)

Balance, December 31, 2012	82,500,000	8,250	47,050	(176,867)	(121,567)

Issuance of common shares for debt at $0.002 per share on October 18, 2013	80,634,500	8,063	153,206		161,269

Net loss				(86,607)	(86,607)

Balance, December 31, 2013	163,134,500	$16,313	$200,256	$(263,474)	$(46,905)

See accompanying notes to the consolidated financialstatements.

Gold Union Inc.
(Formerly Advanced Ventures Corp.)
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Year	For the Year	July 6, 2010
	Ended	Ended	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013

Cash flows from operating activities:
Net loss	$(86,607)	$(86,944)	$(263,474)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	13,615	(1,095)	28,930

Net cash used in operating activities	(72,992)	(88,039)	(234,544)

Cash flows from financing activities:
Advances from stockholders	73,175	78,390	179,769
Proceeds from sale of common stock, net	-	-	55,300

Net cash provided by financing activities	73,175	78,390	235,069

Net change in cash	183	(9,649)	525

Cash at beginning of period	342	9,991	-

Cash at end of period	$525	$342	$525

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-
Non-cash investing and financing activities:
Stock issued for debt	$161,269	$-	$161,269

See accompanying notes to the consolidated financial statements.

Gold Union Inc.
(Formerly Advanced Ventures Corp.)
(A Development Stage Company)
December 31, 2013 and 2012
Notes to the Financial Statements

Note 1 – Organization and Operations

Advanced Ventures Corp.

Advanced Ventures Corp. (the “Advanced Ventures”) was incorporated under the laws of the State of Delaware on July 6, 2010. The Company has revised its business plan to trade in precious metal bullion primarily in the Asia Pacific region.

Effective January 6, 2014, Advanced Ventures Corp. effected a name change to Gold Union Inc. (the “Company”) to more adequately reflect its intended business operations, which is expected to be the trading of precious metal bullion primarily in the Asia Pacific region.

Formation of Advanced Ventures (HK) Ltd.

On March 27, 2012, the Company formed a wholly-owned subsidiary, Advanced Ventures (HK) Ltd., under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”). Advanced Ventures (HK) Ltd. engaged in the same line of business as that of the Company. On November 1, 2013 the Company dissolved Advanced Ventures (HK) Ltd. Advanced Ventures (HK) Ltd. which was inactive during its existence.

Certificate of Amendment of Certificate of Incorporation

On February 21, 2012, the Company filed a certificate of amendment of certificate of incorporation to increase the amount of authorized common shares from 200,000,000 to 3,000,000,000 and to effectuate a forward stock split of the issued and outstanding common shares of the Company on a basis of 15 for 1 effective as of March 7, 2012.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Note 2 – Significant and Critical Accounting Policies and Practices

The Management of the Company is responsible for the selection and use of appropriate accounting policies and the appropriateness of accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates and Assumptions and Critical Accounting Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date(s) of the financial statements and the reported amounts of revenues and expenses during the reporting period(s).

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)

Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)

Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2013 or 2012.

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

There were no potentially outstanding dilutive shares for the year ended December 31, 2013 or 2012.

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

Note 3 – Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013, a net loss and net cash used in operating activities for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, its cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds by way of a public or private offering, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand.

Free Office Space from its Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Common Stock

Upon formation the Company issued 45,000,000 shares of its common stock to the Directors and Officers of the Company for $300 in cash.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 37,500,000 shares of its common stock for gross proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011. On June 16, 2011, the Company issued 37,500,000 shares of its common stock pursuant to the Registration Statement for gross proceeds of $75,000. Offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

On October 18, 2013, the Company completed a shares-for-debt private placement with 10 individuals involving the sale of an aggregate of 80,634,500 shares of the Company’s common stock, in settlement of an aggregate of $161,269 owed by the Company to the shares-for-debt purchasers.

Note 6 – Income Tax Provision

The Company is subject to the United States of America income taxes.

United States Income Tax

The Company is incorporated in the State of Delaware and is subjected to United States of America tax law.

Deferred Tax Assets

At December 31, 2013, the Company has available for federal income tax purposes a net operating loss (“NOL”) carry-forwards of $263,474 that may be used to offset future taxable income through the fiscal year ending December 31, 2033. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $89,581 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The valuation allowance increased approximately $29,510 and $29,497 for the year ended December 31, 2013 and 2012, respectively.

Components of deferred tax assets are as follows:

	December 31, 2013	December 31, 2012

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$89,581	$60,071
Less valuation allowance	(89,581)	(60,071)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations
A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2013	2012

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)	(34.0)

Effective income tax rate	0.0%	0.0%

Note 7 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent event(s) to be disclosed

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

W&B’s reports on our financial statements dated February 28, 2012, for the fiscal years ended December 31, 2011, and 2010, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that W&B’s reports contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the fiscal years ended December 31, 2011, and 2010, and in the subsequent interim periods through the effective date of dismissal on March 14, 2013, there were no disagreements, resolved or not, with W&B on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of W&B would have caused them to make reference to the subject matter of the disagreements in connection with their reports on the financial statements for such years.

During our fiscal years ended December 31, 2011 and 2010 and in any subsequent interim periods through the effective date of dismissal of W&B on March 14, 2013, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended December 31, 2011 and 2010 and any subsequent interim periods through the effective date of appointment of Li and Company, PC on March 14, 2013, we had not, nor had any person on our behalf, consulted with Li and Company, PC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had Li and Company, PC provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement as set forth in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as set forth in Item 304(a)(1)(v) of Regulation S-K with our former independent registered public accounting firm.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2013.

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

As of December 31, 2013 management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

Not applicable.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this Annual Report are as follows:

Name	Age	Position Held

Sae-Chua Supachai	36	Chief Executive Officer, Chief Financial Officer and Director

Vincent Kim	41	Director

The following describes the business experience of our directors and executive officers:

Mr. Sae-Chua Supachai has been the Chief Executive Officer, Chief Financial Officer and a director of the Company since February 12, 2014. Mr. Supachai served as the Head of Business development at Ausiris Co., Ltd., part of the Baan Chang Thong Group in Thailand from July 2006 to May 2013. In his capacity as the Head of Business Development, he led a team in developing the company's sales distribution of precious metal products as well as growing the new business segments in brokerage and consultancy services for retail investors. Ausiris Co., Ltd. is a major domestic gold trading company in Thailand and its key operations apart from production include brokerage and advisory services for investors. Mr. Suapchai graduated with a Bachelor of Business Administration (International Business) in 1999 from Ramkhamhaeng University (Thailand).

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2013.

ITEM 11.               EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended December 31, 2013 and 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Christino Rio Chief Executive Officer(1)	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Benson Lim Chief Financial Officer(2)	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Brandon Low Chief Operating Officer(3)	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Xu Fei (former) President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer(4)	2012	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Mr. Christino Rio resigned as our Chief Executive Officer and a director on February 12, 2014.
(2)	Mr. Benson Lim resigned as our Chief Financial Officer and a director on February 12, 2014.
(3)	Mr. Brandon Low resigned as our Chief Operating Officer and a director on February 12, 2014.
(4)

Mr. Xu Fei was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on September 26, 2011 and resigned as Chief Financial Officer on July 6, 2012 and from all other positions on July 17, 2012.

Outstanding Equity Awards

We do not have any equity compensation plans in effect.

Compensation of Directors

Except as disclosed below, we did not pay our directors any fees or other compensation for acting as directors during our fiscal year ended December 31, 2013. Certain of our then directors served as officers of the Company, and any compensation they received due to their service as an officer is disclosed in the table above and is not included in the table below.

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

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Persons owing more than 5% of voting securities
Common Stock	Xu Fei Shop 35A, Ground Floor, Hop Yick Commercial Centre Phase 1, 33 Hop Choi Street, Yuen Long, NT, Hong Kong	45,000,000	27.6%
Officers and Directors
Common Stock	Sae-Chua Supachai	Nil	Nil
Common Stock	Vincent Kim	Nil	Nil
Common Stock	All executive officers and directors as a group (two persons)	Nil	Nil

1.	The address of our officers and directors is our Company’s address, which is Shop 35A, Ground Floor, Hop Yick Commercial Centre Phase 1, 33 Hop Choi Street, Yuen Long, NT, Hong Kong
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

3.	Based on 163,134,500 shares of our common stock issued and outstanding as of March 24, 2014.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2012 and December 31, 2013, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

On May 7, 2012, Mr. Xu Fei, our then President, CEO, CFO, Secretary, Treasurer and Director, provided us with a loan in the amount of $20,084. This loan is unsecured, non-interest bearing and due on demand. No formal written agreement regarding this loan was signed; however, it is documented in the accounting records of the Company.

On May 16, 2012, Mr. Xu Fei, our then President, CEO, CFO, Secretary, Treasurer and Director, provided us with a loan in the amount of $1,288. This loan is unsecured, non-interest bearing and due on demand. No formal written agreement regarding this loan was signed; however, it is documented in the accounting records of the Company.

On June 30, 2012, Mr. Xu Fei, our then President, CEO, CFO, Secretary, Treasurer and Director, provided us with a loan in the amount of $18,000. This loan is unsecured, non-interest bearing and due on demand. No formal written agreement regarding this loan was signed; however, it is documented in the accounting records of the Company.

On November 9, 2012, Mr. Xu Fei, our former officer and director, provided us with a loan in the amount of $206,426. This loan is unsecured, non-interest bearing and due on demand. No formal written agreement regarding this loan was signed; however, it is documented in the accounting records of the Company. On November 20, 2012 we repaid $106,156 to Mr. Xu Fei. On December 7, 2012 we repaid $28,247 to Mr. Xu Fei. On December 17, 2012 we repaid $50,448 to Mr. Xu Fei.

On February 27, 2013, Mr. Xu Fei, our principal stockholder, provided us with a loan in the amount of $22,025. This loan is unsecured, non-interest bearing and due on demand. No formal written agreement regarding this loan was signed; however, it is documented in the accounting records of the Company.

On September 3, 2013, Mr. Xu Fei, our principal stockholder, provided us with a loan in the amount of $28,975. This loan is unsecured, non-interest bearing and due on demand. No formal written agreement regarding this loan was signed; however, it is documented in the accounting records of the Company.

On September 30, 2013, Mr. Xu Fei, our principal stockholder, provided us with a loan in the amount of $3,592. This loan is unsecured, non-interest bearing and due on demand. No formal written agreement regarding this loan was signed; however, it is documented in the accounting records of the Company.

On October 11, 2013, Mr. Xu Fei assigned his outstanding loans in the aggregate amount of $161,269 to 10 individuals who then converted such debt into shares of common stock of the Company pursuant to a shares-for-debt private placement on October 18, 2013 at a price $0.002 per share for an aggregate issuance of 80,634,500 shares.

On November 18, 2013, Mr. Vincent Kim, one of our directors, provided us with a loan in the amount of $18,500. This loan is unsecured, non-interest bearing and due on demand. No formal written agreement regarding this loan was signed; however, it is documented in the accounting records of the Company.

Director Independence

As of the date of this Annual Report, our common stock is posted for trading on the OTC Bulletin Board (the “OTCBB”). The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence. However, under the definition of “Independent Director” as set forth in the NYSE MKT Company Guide Section 8.03A, we currently have one director, Mr. Vincent Kim, that would qualify as independent directors under the definition in the NYSE MKT Company Guide.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

Weinberg & Baer LLC reviewed our financial statement in each of the first three quarters for the fiscal year ended December 31, 2012, and Li and Company, PC has served as our independent registered public accounting firm since March 18, 2013 to audit our financial statement for the fiscal years ended December 31, 2012 and December 31, 2013. Aggregate fees for professional services billed by our auditors are set forth below:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Audit Fees	$13,500	$9,500

Audit-Related Fees	Nil	Nil

Tax Fees	$2,000	$500

All Other Fees	Nil	Nil

Total	$15,500	$10,000

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

ITEM 15.               EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation(1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of the Certificate of Incorporation filed on March 7, 2012 (3)
3.4	Certificate of Amendment of the Certificate of Incorporation filed on January 6, 2014 (5)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (1)
10.2	Quotation from Eyal Artsiely (2)
10.3	Form of Shares for Debt Subscription Agreement for Common Shares (4)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
___________________________
(1)	Filed as an Exhibit to our Registration Statement on Form S-1 filed with the SEC on October 12, 2010 and incorporated herein by this reference.
(2)	Filed as an Exhibit to our Registration Statement of Form S-1/A (Amendment No. 3) filed with the SEC on February 28, 2011 and incorporated herein by this reference.
(3)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on March 7, 2012 and incorporated herein by this reference.
(4)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on October 23, 2013 and incorporated herein by this reference.
(5)	Filed as an Exhibit to our Current Report on Form 8-K filed with the SEC on January 10, 2014 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD UNION INC.

Dated: March 25, 2014	By: /s/ Sae-Chua Supachai
Sae-Chua Supachai, Chief Executive Officer
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons no behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 25, 2014	By: /s/ Sae-Chua Supachai
Sae-Chua Supachai, Chief Executive Officer,
Chief Financial Officer and a director

Dated: March 25, 2014	By: /s/ Vincent Kim
Vincent Kim, Director

__________