Form 10-Q
period 2014-03-31
GOLD UNION INC.
filed 2014-05-15
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

Commission File Number: 000-54761

GOLD UNION INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1772663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Shop 35A, Ground Floor, Hop Yick Commercial Centre
Phase 1, 33 Hop Choi Street	N/A
Yuen Long, NT, Hong Kong
(Address of principal executive offices)	(Zip Code)

+86 18676364411
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

Yes [X]  No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 163,134,500 shares of common stock as of May 12, 2014.

USE OF NAMES

In this quarterly report, the terms “Gold Union,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Gold Union Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this quarterly report on Form 10-Q constitute “forward-looking statements” as that term is defined in applicable securities laws. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. For a description of our risks and uncertainties, refer to our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 25, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-2	Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013;
F-3	Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period from July 6, 2010 (Inception) through March 31, 2014 (Unaudited);
F-4	Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) Through March 31, 2014 (Unaudited);
F-5	Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period from July 6, 2010 (Inception) through March 31, 2014 (Unaudited);
F-6	Notes to the Financial Statements (Unaudited).

It is the opinion of management that the unaudited interim financial statements for the three months ended March 31, 2014 and 2013 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. Except where noted, these unaudited interim financial statements follow the same accounting policies and methods of their application as our Company’s audited annual financial statements for the year ended December 31, 2013. All adjustments are of a normal recurring nature. These unaudited interim financial statements should be read in conjunction with our Company’s audited annual financial statements as of and for the year ended December 31, 2013, which were attached to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2014.

Gold Union Inc.

(A Development Stage Company)

March 31, 2014 and 2013

Index to the Financial Statements

Contents
Page(s)
Balance Sheets at March 31, 2014 (Unaudited) and December 31, 2013	F-2
Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period from July 6, 2010 (Inception) through March 31, 2014 (Unaudited)	F-3
Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) through March 31, 2014 (Unaudited)	F-4
Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period from July 6, 2010 (Inception) through March 31, 2014 (Unaudited)	F-5
Notes to the Financial Statements (Unaudited)	F-6

Gold Union Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)

Assets
Current assets:
Cash	$141	$525

Total Current Assets	141	525

Total assets	$141	$525

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$21,419	$28,930
Advances from stockholders	51,100	18,500

Total current liabilities	72,519	47,430

Total liabilities	72,519	47,430

Stockholders' deficit:
Common stock par value $0.0001: 3,000,000,000 shares authorized; 163,134,500 shares issued and outstanding	16,313	16,313
Additional paid-in capital	200,256	200,256
Deficit accumulated during the development stage	(288,947)	(263,474)

Total stockholders' deficit	(72,378)	(46,905)

Total liabilities and stockholders' deficit	$141	$525

See accompanying notes to the financial statements.

Gold Union Inc.

(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	July 6, 2010
	Ended	Ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the development stage	$-	$-	$-
Operating expenses:
Patent acquisition cost and expenses	-	-	19,213
Professional fees	26,181	13,090	268,642
General and administrative expenses	-	-	4,958
Total operating expenses	26,181	13,090	292,813
Loss from operations	(26,181)	(13,090)	(292,813)
Other (income) expense:
Foreign currency transactions (gain) loss	(708)	161	(3,866)
Interest expense	-	196	-
Other (income) expense, net	(708)	357	(3,866)
Loss before income tax provision	(25,473)	(13,447)	(288,947)
Income tax provision	-	-	-
Net loss	$(25,473)	$(13,447)	$(288,947)
Net loss per common share
- Basic and diluted:	$(0.00)	$(0.00)
Weighted average common shares outstanding
- Basic and diluted	163,134,500	82,500,000

See accompanying notes to the financial statements.

Gold Union Inc.

(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from July 6, 2010 (inception) through March 31, 2014
(Unaudited)

	Common Stock Par Value $0.0001
				Deficit Accumulated
			Additional Paid-in	during the	Total Stockholders'
	Number of Shares	Amount	Capital	Development Stage	Equity (Deficit)
Balance, July 6, 2010	-	$-	$-	$-	$-
Issuance of common shares for cash upon formation	45,000,000	4,500	(4,200)		300
Net loss				(30,203)	(30,203)
Balance, December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)
Issuance of common shares for cash at $0.002 per share on June 16, 2011	37,500,000	3,750	71,250		75,000
Issuance costs			(20,000)		(20,000)
Net loss				(59,720)	(59,720)
Balance, December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)
Net loss				(86,944)	(86,944)
Balance, December 31, 2012	82,500,000	8,250	47,050	(176,867)	(121,567)
Issuance of common shares for debt at $0.002 per share on October 18, 2013	80,634,500	8,063	153,206		161,269
Net loss				(86,607)	(86,607)
Balance, December 31, 2013	163,134,500	16,313	200,256	(263,474)	(46,905)
Net loss				(25,473)	(25,473)
Balance, March 31, 2014	163,134,500	$16,313	$200,256	$(288,947)	$(72,378)

See accompanying notes to the financial statements.

Gold Union Inc.

(A Development Stage Company)
Statements of Cash Flows

				For the Period
		For the Three	For the Three	from
		Months	Months	July 6, 2010
		Ended	Ended	(inception) through
		March 31, 2014	March 31, 2013	March 31, 2014
		(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss		$(25,473)	$(13,447)	$(288,947)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses		(7,511)	(8,879)	21,419

Net cash used in operating activities		(32,984)	(22,326)	(267,528)

Cash flows from financing activities:
Advances from stockholders		32,600	22,025	212,369
Proceeds from sale of common stock, net		-	-	55,300

Net cash provided by financing activities		32,600	22,025	267,669

Net change in cash		(384)	(301)	141

Cash at beginning of period		525	342	-

Cash at end of period		$141	$41	$141

Supplemental disclosure of cash flows information:
Interest paid		$-	$-	$-

Income tax paid		$-	$-	$-

Non-cash investing and financing activities:
Stock issued for debt	$		$-	$161,269

See accompanying notes to the consolidated financial statements.

Gold Union Inc
(A Development Stage Company)
March 31, 2014 and 2013
Notes to the Financial Statements
(Unaudited)

Note 1 – Organization and Operations

Gold Union Inc.

Gold Union Inc.( formerly“Advanced Ventures Corp.”, the “Company”) was incorporated under the laws of the State of Delaware on July 6, 2010. The Company has revised its business plan to trade in precious metal bullion primarily in the Asia Pacific region.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2014.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended March 31, 2014.

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

There were no potentially outstanding dilutive shares for the interim periods ended March 31, 2014 and 2013.

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

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Tax (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20.

Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The ASU states that a strategic shift could include a disposal of (i) a major geographical area of operations, (ii) a major line of business, (iii) a major equity method investment, or (iv) other major parts of an entity. Although “major” is not defined, the standard provides examples of when a disposal qualifies as a discontinued operation.

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax profit or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at March 31, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended March 31, 2014 and 2013 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended March 31, 2014 and 2013. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. For a description of our risks and uncertainties, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission on March 25, 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the period ended March 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

At this time we are considering other business opportunities that may bring quicker and greater value to our stockholders. Therefore, we intend to engage in the business of trading precious metal bullion. We intend to become involved in precious metal bullion trading primarily in the Asia Pacific region. We anticipate such business to be carried on through subsidiaries, which are expected to buy gold and silver bullion from refiners and subsequently sell the bullion to anticipated customers. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our intended business operations.

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

Results of Operations

The following table sets forth our results of operations from inception on July 6, 2010 to March 31, 2014 as well as for the three month periods ended March 31, 2014 and 2013.

			July 6, 2010
	For the Three months ended		(inception) to
	March 31		March 31,
	2014	2013	2014

Revenues	-	-	-

Expenses:
Patent acquisition cost and expense	$-	$-	$19,213
Professional fees	26,181	13,090	268,642
General and administrative expenses	-	-	4,958

Total Expenses	26,181	13,090	292,813
(Loss) From Operations	(26,181)	(13,090)	(292,813)
Other (Income) Expense
Foreign currency transactions (gain) loss	(708)	161	(3,866)
Interest expense	-	196	-
Other (income) expense, net	(708)	357	(3,866)
Loss before income tax provision	(25,473)	(13,447)	(288,947)
Income tax provision	-	-	-
Net (Loss)	(25,473)	(13,447)	(288,947)

Three Months Ended March 31, 2014 Compared to Three Months Ended March31, 2013

During the three months ended March 31, 2014 and 2013, we did not generate any revenue.

During the three month period ended March 31, 2014, our operating expenses consisted of professional fees of $26,181 (2013: $13,090).

This resulted in a net operating loss of ($26,181) during the three months ended March 31, 2014 compared to a net operating loss of ($13,090) during the three months ended March 31, 2013.

During the three month period ended March 31, 2014, we recorded other income in the amount of $708 compared to a loss on other expenses recorded during the three month period ended March 31, 2013 in the amount of $357. The other income during the three month period ended March 31, 2014 consisted of a $708 gain in foreign currency transactions as compared to a $161 loss in foreign currency transactions and $196 in interest expense for the three month period ended March 31, 2013.

This resulted in a net loss for the three months ended March 31, 2014 of ($25,473) compared to a net loss for the three months ended March 31, 2013 of ($13,447).

The increase in net loss of ($12,026) during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is attributable primarily to the increase in professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

As of March 31, 2014, our current assets were $141 and our current liabilities were $72,519, resulting in a working capital deficit of ($72,378). As of March 31, 2014, our total assets were $141 compared to total assets of $525 as of December 31, 2013. As of March 31, 2014, our current liabilities were $72,519 compared to current liabilities of $47,430 as of December 31, 2013. Our current liabilities consisted of $21,419 in accounts payable and accrued expenses and $51,100 in advances from stockholders.

Stockholders’ deficit increased from ($46,905) as of December 31, 2013 to ($72,378) as of March 31, 2014.

Net Cash Used in Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended March 31, 2014, net cash used in operating activities was ($32,984) compared to net cash used in operating activities of ($22,326) for the three months ended March 31, 2013. Net cash used in operating activities during the three months ended March 31, 2014 consisted primarily of a net loss of ($25,473) adjusted by $7,511 of changes to accrued expenses. Net cash used in operating activities during the three months ended March 31, 2013 consisted of a net loss of ($13,477) adjusted by $8,879 of changes to accrued expenses.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2014, net cash provided from financing activities was $32,600 compared to net cash provided from financing activities of $22,025 for the three months ended March 31, 2013. Net cash provided from financing activities during the three months ended March 31, 2014 consisted of $32,600 from the advances from stockholders.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2014.

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

There have not been any changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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
Date: May 14, 2014