Form 10-Q
period 2014-06-30
GOLD UNION INC.
filed 2014-08-07
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54761

GOLD UNION INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1772663
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

Shop 35A, Ground Floor, Hop Yik Commercial Centre

Phase 1, 33 Hop Choi Street

Yuen Long, NT, Hong Kong

+86 18676364411

(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of August __, 2014, the issuer had outstanding 163,134,500 shares of common stock.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013 (Audited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended June 30, 2014 and for the Period from July 6, 2010 (Inception) through June 30, 2014 (Unaudited)	2
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) through June 30, 2014 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2014 and 2013 and for the Period from July 6, 2010 (Inception) through June 30, 2014 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	19

ITEM 4	Controls and Procedures	19

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	20

ITEM 1A	Risk Factors	20

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3	Defaults upon Senior Securities	20

ITEM 4	Mine Safety Disclosures	20

ITEM 5	Other Information	20

ITEM 6	Exhibits	21

SIGNATURES		22

i

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

Gold Union Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$141	$525

Total Current Assets	141	525

Total assets	$141	$525

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$35,419	$28,930
Advances from stockholders	51,100	18,500

Total current liabilities	86,519	47,430

Total liabilities	86,519	47,430

Stockholders' deficit:
Common stock par value $0.0001: 3,000,000,000 shares authorized; 163,134,500 shares issued and outstanding	16,313	16,313
Additional paid-in capital	200,256	200,256
Deficit accumulated during the development stage	(302,947)	(263,474)

Total stockholders' deficit	(86,378)	(46,905)

Total liabilities and stockholders' deficit	$141	$525

See accompanying notes to the condensed consolidated financial statements.

Gold Union Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	For the Period from July 6, 2010 (inception) through June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the development stage	$–	$–	$–	$–	$–

Operating expenses:
Patent acquisition cost and expenses	–	–	–	–	–
Professional fees	14,000	25,640	40,181	38,730	282,642
General and administrative expenses	–	598	–	598	4,958

Total operating expenses	14,000	26,238	40,181	39,328	287,600

Loss from continuing operations	(14,000)	(26,238)	(40,181)	(39,328)	(287,600)
Other (income) expense:
Foreign currency transactions (gain) loss	–	–	(708)	161	(3,866)
Interest expense	–	–	–	196	–

Other (income) expense, net	–	–	(708)	357	(3,866)
Profit / (loss) from continuing operations	(14,000)	(26,238)	(39,473)	(39,685)	(283,734)

Discontinued operations, net of tax	–	–	–	–	(19,213)

Loss before income tax provision	(14,000)	(26,238)	(39,473)	(39,685)	(302,947)

Income tax provision	–	–	–	–	–

Net loss	$(14,000)	$(26,238)	(39,473)	$(39,685)	$(302,947)

Net loss per common share - Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	82,500,000	82,500,000	82,500,000	82,500,000

See accompanying notes to the condensed consolidated financial statements.

Gold Union Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

For the Period from July 6, 2010 (inception) through June 30, 2014

(Unaudited)

	Common Stock Par Value $0.0001
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
Balance, July 6, 2010	–	$–	$–	$–	$–
Issuance of common shares for cash upon formation	45,000,000	4,500	(4,200)		300
Net loss	–	–	–	(30,203)	(30,203)
Balance, December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)
Issuance of common shares for cash at $0.002 per share on June 16, 2011	37,500,000	3,750	71,250		75,000
Issuance costs			(20,000)		(20,000)
Net loss	–	–	–	(59,720)	(59,720)
Balance, December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)
Net loss				(86,944)	(86,944)
Balance, December 31, 2012	82,500,000	8,250	47,050	(176,867)	(121,567)
Issuance of common shares for debt at $0.002 per share on October 18, 2013	80,634,500	8,063	153,206		161,269
Net loss	–	–	–	(86,607)	(86,607)
Balance, December 31, 2013	163,134,500	16,313	200,256	(263,474)	(46,905)
Net loss	–	–	–	(39,473)	(39,473)
Balance, June 30, 2014	163,134,500	$16,313	$200,256	$(302,947)	$(86,378)

See accompanying notes to the condensed consolidated financial statements.

Gold Union Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2014 (Unaudited)	For the Six Months Ended June 30, 2013 (Unaudited)	For the Period from July 6, 2010 (inception) through June 30, 2014 (Unaudited)
Cash flows from operating activities:
Net loss	$(39,473)	$(39,685)	$(302,947)
Adjustments to reconcile net loss to net cash used in operating activities
Operations held for sale, net	–	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,489	17,318	35,419

Net cash used in operating activities	(32,984)	(22,367)	(267,528)

Cash flows from financing activities:
Advances from stockholders	32,600	22,025	212,369
Proceeds from sale of common stock, net	–	–	55,300

Net cash provided by financing activities	32,600	22,025	267,669

Net change in cash	(384)	(342)	141

Cash at beginning of period	525	342	–

Cash at end of period	$141	$–	$141

Supplemental disclosure of cash flows information:
Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

See accompanying notes to the condensed consolidated financial statements.

Gold Union Inc.

(A Development Stage Company)

June 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Operations

Gold Union Inc.

Gold Union Inc. (formerly “Advanced Ventures Corp.”, or the “Company”) was incorporated under the laws of the State of Delaware on July 6, 2010. The Company has revised its business plan to trade in precious metal bullion primarily in the Asia Pacific region.

Effective January 6, 2014, Advanced Ventures Corp. effected a name change to Gold Union Inc.

Formation of Advanced Ventures (HK) Ltd.

On March 27, 2012, the Company formed a wholly owned subsidiary, Advanced Ventures (HK) Ltd., under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”). Advanced Ventures (HK) Ltd. engages in the same line of business as that of the Company. On November 1, 2013 the Company dissolved Advanced Ventures (HK) Ltd. Advanced Ventures (HK) Ltd. which was inactive during its existence.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2014.

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

Gold Union Inc.

(A Development Stage Company)

June 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Gold Union Inc.

(A Development Stage Company)

June 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Gold Union Inc.

(A Development Stage Company)

June 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended June 30, 2014.

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

There were no potentially outstanding dilutive shares for the period ended June 30, 2014 and 2013.

Gold Union Inc.

(A Development Stage Company)

June 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Gold Union Inc.

(A Development Stage Company)

June 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 3 – Going Concern

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at June 30, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 5 – Stockholders’ Deficit

Shares Authorized

At inception, the total number of shares of common stock which the Company is authorized to issue is Two Hundred Million (200,000,000) shares, par value $.0001 per share.

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

Gold Union Inc.

(A Development Stage Company)

June 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2014, the Company had a total of 103,134,500 shares of its common stock issued and outstanding.

Note 6 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Except as set forth below, the management of the Company determined that there were no reportable subsequent events.

On July 21, 2014, the Company formed G.U. Asia Limited, a limited company, under the laws of Hong Kong, for the purpose of conducting business in Asia.

On July 31, 2014, the Company formed G.U. International Limited, under the laws of the Republic of Seychelles.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States. References to “MYR” are to the Malaysian Ringgit, the legal currency of Malaysia. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Overview

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” and are a development stage company. Effective January 6, 2014, we changed our name to “Gold Union Inc.”

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

During our second fiscal quarter,  we elected to discontinue our business of exploiting the Patent and to consider other business opportunities that may bring quicker and greater value to our stockholders. We currently intend to engage in the business of trading precious metal bullion primarily in the Asia Pacific region. We anticipate such business to be carried on through subsidiaries, which are expected to buy gold and silver bullion from refiners and subsequently sell the bullion to anticipated customers. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our intended business operations.

We maintain our statutory registered agent’s office at Delaware Intercorp, Inc. 113 Barksdale Professional Center, Newark, DE, 19711 and our business office is located at Shop 35A, Ground Floor, Hop Yick Commercial Centre Phase 1, 33 Hop Choi Street, Yuen Long, NT, Hong Kong.

Intellectual Property

We continue to own the rights, title and interests in Patent  for a receptacle catheter with integral anchoring means, which Patent is associated with our former business. The Patent was issued on June 1, 2004 and will expire on June 6, 2022.

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

Subsidiaries

On July 21, 2014, we formed G.U. Asia Limited, a limited company, under the laws of Hong Kong, for the purpose of conducting business in Asia. On July 31, 2014, we formed G. U. International Limited, under the laws of the Republic of Seychelles.

Financial Condition

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or shareholder loans. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or shareholder loans to establish our new business.

Results of Operations

Comparison of the three months ended June 30, 2014 and June 30, 2013

The following table sets forth certain operational data for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, as well as from inception on July 6, 2010 to June 30, 2014:

			For the Period from
	For the Three Months Ended	For the Three Months Ended	July 6, 2010 (Inception through)
	June 30, 2014	June 30, 2013	June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$–	$–	$–

Operating expenses:
Patent acquisition cost and expenses	–	–	–
Professional fees	14,000	25,640	282,642
General and administrative expenses	–	598	4,959

Total operating expenses	14,000	26,238	287,600

Loss from continuing operations	(14,000)	(26,238)	(287,600)

Other (income) expense	–	–	(3,866)
Profit/(Loss) from Continuing operations	(14,000)	(26,238)	(283,734)
Discontinued Operations, net of tax	–	–	(19,213)
Loss before income tax provision	(14,000)	(26,238)	(302,947)

Income tax provision	–	–	–

Net loss	$(14,000)	$(26,238)	$(302,947)

Net Revenue. We have not generated revenues since inception. We are working to develop our business of trading precious metal bullion and hope to generate revenue as such business develops.

Operating Expenses. During the three months ended June 30, 2014, we incurred operating expenses of $14,000, consisting solely of professional fees. During the same period ended June 30, 2013, our operating expenses was $26,238, $25,640 of which consisted of professional fees and $598 of which consisted of general and administrative expenses.

We expect our operating expenses to increase as we build and develop our business of trading precious metal bullion.

Loss From Operations; Net Loss. We incurred a loss from operations of $14,000 and $26,238 for the three months ended June 30, 2014 and 2013, respectively. Similarly, we incurred a net loss of $14,000 and $26,238 for the same three-month period ended June 30, 2014 and 2013. The decrease in loss from operations and net loss resulted from a decrease in professional fees.

Comparison of the six months ended June 30, 2014 and June 30, 2013

The following table sets forth certain operational data for the six months ended June 30, 2014, compared to the six months ended June 30, 2013:

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013	For the Period from July 6, 2010 (inception through) June 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$–	$–	$–

Operating expenses:
Patent acquisition cost and expenses	–	–	–
Professional fees	40,181	38,730	282,642
General and administrative expenses	–	598	4,958

Total operating expenses	40,181	39,328	287,600

Loss from continuing operations	(40,181)	(39,328)	(287,600)

Other (income) expense:
Foreign currency transactions (gain) loss	(708)	161	(3,866)
Interest expense	–	196	–

Other (income) expense, net	(708)	357	(3,866)

Profit/(loss) from:
Continuing operations	(39,473)	(39,685)	(283,734)
Discontinued operations, net of tax	–	–	(19,213)
Loss before income tax provision	(39,473)	(39,685)	(302,947)

Income tax provision	–	–	–

Net loss	(39,473)	$(39,685)	$(302,947)

Net Revenue. We have not generated revenues since inception. We are working to develop our business of trading precious metal bullion and hope to generate revenue as such business develops.

Operating Expenses. During the six months ended June 30, 2014, we incurred operating expenses of $40,181, consisting solely of professional fees. During the same period ended June 30, 2013, our operating expenses was $39,328, $38,730 of which consisted of professional fees and $598 of which consisted of general and administrative expenses.

We expect cost of revenue of our software business to fluctuate together with the amount of net revenues generated by this business segment.

Loss From Operations. We incurred a loss from operations of $40,181 and $39,328 for the six months ended June 30, 2014 and 2013, respectively.

Other Income (Expense), net. We recorded net other income in the amount of $708 for the six months ended June 30, 2014, as compared to net other expense of $357 for the six months ended June 30, 2013. Net other income for the six months ended June 30, 2014, consisted of a gain of $708 in foreign currency transactions. Net other expense for the same period ended June 30, 2013 consisted of a loss of $161 in foreign currency transactions and $196 of interest expense.

Net Loss. We recorded a net loss of $39,473 for the six months ended June 30, 2014, as compared to $39,685 for the same period ended June 30, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have not attained profitable operations and are dependent upon obtaining financing to pursue our business of trading precious metal bullion. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2013 that they have substantial doubt we will be able to continue as a going concern.

As of June 30, 2014, our current assets were $141 and our current liabilities were $86,519, resulting in a working capital deficit of $86,378. As of June 30, 2014, our total assets were $141 compared to total assets of $525 as of December 31, 2013. As of June 30, 2014, our current liabilities were $86,519 compared to current liabilities of $47,430 as of December 31, 2013. Our current liabilities consisted of $35,419 in accounts payable and accrued expenses and $51,100 in advances from stockholders.

Stockholders’ deficit increased from $46,905 as of December 31, 2013 to $86,378 as of June 30, 2014.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and long-term debt. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

	Six Months Ended
	6/30/2014	6/30/2013
Net cash provided by (used in) operating activities	(32,984)	(22,367)
Net cash (used in) provided by financing activities	32,600	22,025

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the six months ended June 30, 2014, net cash used in operating activities was $32,984 compared to net cash used in operating activities of $22,367 for the six months ended June 30, 2013.

Net Cash Provided By Financing Activities.

During the six months ended June 30, 2014, net cash provided from financing activities was $32,600 compared to net cash provided from financing activities of $22,025 for the same period ended June 30, 2013. Net cash provided from financing activities during the six months ended June 30, 2014 consisted of $32,600 from the advances from stockholders.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following accounting policies are critical in the preparation of our financial statements.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended June 30, 2014.

Recent accounting pronouncements

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2014, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2014.

Inherent Limitations

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1	Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A	Risk Factors

None.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3	Defaults upon Senior Securities

None.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

None.

ITEM 6	Exhibits

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on March 7, 2012 (2)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 6, 2014 (3)
4.1	Form of common stock certificate(1)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (1)
10.2	Form of Shares for Debt Subscription Agreement for Common Shares (4)
14	Code of Business Conduct and Ethics (5)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Filed as an Exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(2)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2012.
(3)	Incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014.
(3)	Incorporated by reference from Amendment No. 2 to our registration statement filed on Form S-1 with the Securities and Exchange Commission on September 2, 2009.
(4)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange on October 23, 2013.
(5)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange on August 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD UNION INC.

	By:	/s/Sae-Chua Supachai
Sae-Chua Supachai
Chief Executive Officer, Chief Financial Officer

Date: August 7, 2014

