Form 10-Q
period 2014-09-30
GOLD UNION INC.
filed 2014-11-12
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 12,  2014, the issuer had outstanding 163,134,500 shares of common stock.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013 (Audited)	1

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and for the Period from July 6, 2010 (Inception) through September 30, 2014 (Unaudited)	2

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from July 6, 2010 (Inception) through September 30, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 and for the Period from July 6, 2010 (Inception) through September 30, 2014 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	20

ITEM 4	Controls and Procedures	20

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	20

ITEM 1A	Risk Factors	21

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3	Defaults upon Senior Securities	21

ITEM 4	Mine Safety Disclosures	21

ITEM 5	Other Information	21

ITEM 6	Exhibits	21

SIGNATURES		22

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

Gold Union Inc.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$141	$525

Total Current Assets	141	525

Total assets	$141	$525

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable and accrued expenses	$51,769	$28,930
Advances from stockholders	51,100	18,500

Total current liabilities	102,869	47,430

Total liabilities	102,869	47,430

Stockholders' deficit:
Common stock par value $0.0001: 3,000,000,000 shares authorized; 163,134,500 shares issued and outstanding	16,313	16,313
Additional paid-in capital	200,256	200,256
Deficit accumulated during the development stage	(319,297)	(263,474)

Total stockholders' deficit	(102,728)	(46,905)

Total liabilities and stockholders' deficit	$141	$525

See accompanying notes to the condensed consolidated financial statements.

Gold Union Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Operations

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	For the Period from July 6, 2010 (inception) through September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues earned during the development stage	$–	$–	$–	$–	$–

Operating expenses:
Patent acquisition cost and expenses	–	–	–	–	–
Professional fees	16,350	17,768	56,531	56,498	298,992
General and administrative expenses	–	–	–	598	4,958

Total operating expenses	16,350	17,768	56,531	57,096	303,950

Loss from continuing operations	(16,350)	(17,768)	(56,531)	(57,096)	(303,950)
Other income (expense):
Foreign currency transactions gain (loss)	–	(62)	708	(223)	3,866
Interest expense	–	–	–	(196)	–
Other income (expense), net	–	(62)	708	(419)	3,866
Loss from continuing operations	(16,350)	(17,830)	(55,823)	(57,515)	(300,084)

Discontinued operations, net of tax	–	–	–	–	(19,213)

Loss before income tax provision	(16,350)	(17,830)	(55,823)	(57,515)	(319,297)

Income tax provision	–	–	–	–	–

Net loss	$(16,350)	$(17,830)	(55,823)	$(57,515)	$(319,297)

Net loss per common share - Basic and diluted:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	82,500,000	82,500,000	82,500,000	82,500,000

See accompanying notes to the condensed consolidated financial statements.

Gold Union Inc.

(A Development Stage Company)

Condensed Consolidated Statement of Stockholders' Equity (Deficit)

For the Period from July 6, 2010 (inception) through September 30, 2014

(Unaudited)

	Common Stock Par Value $0.0001
	Number of Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)
Balance, July 6, 2010	–	$–	$–	$–	$–
Issuance of common shares for cash upon formation	45,000,000	4,500	(4,200)		300
Net loss	–	–	–	(30,203)	(30,203)
Balance, December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)
Issuance of common shares for cash at $0.002 per share on September 16, 2011	37,500,000	3,750	71,250		75,000
Issuance costs			(20,000)		(20,000)
Net loss	–	–	–	(59,720)	(59,720)
Balance, December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)
Net loss				(86,944)	(86,944)
Balance, December 31, 2012	82,500,000	8,250	47,050	(176,867)	(121,567)
Issuance of common shares for debt at $0.002 per share on October 18, 2013	80,634,500	8,063	153,206		161,269
Net loss	–	–	–	(86,607)	(86,607)
Balance, December 31, 2013	163,134,500	16,313	200,256	(263,474)	(46,905)
Net loss	–	–	–	(55,823)	(55,823)
Balance, September 30, 2014	163,134,500	$16,313	$200,256	$(319,297)	$(102,728)

See accompanying notes to the condensed consolidated financial statements.

Gold Union Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013	For the Period from July 6, 2010 (inception) through September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(55,823)	$(57,515)	$(319,297)
Adjustments to reconcile net loss to net cash used in operating activities
Operations held for sale, net	–	–	–
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	22,839	5,965	51,769

Net cash used in operating activities	(32,984)	(51,550)	(267,528)

Cash flows from financing activities:
Advances from stockholders	32,600	54,675	212,369
Proceeds from sale of common stock, net	–	–	55,300

Net cash provided by financing activities	32,600	54,675	267,669

Net change in cash	(384)	3,125	141

Cash at beginning of period	525	342	–

Cash at end of period	$141	$3,467	$141

Supplemental disclosure of cash flows information:
Interest paid	$–	$–	$–
Income tax paid	$–	$–	$–

See accompanying notes to the condensed consolidated financial statements.

Gold Union Inc.

(A Development Stage Company)

September 30, 2014

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

Gold Union Inc.

(A Development Stage Company)

September 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Gold Union Inc.

(A Development Stage Company)

September 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Gold Union Inc.

(A Development Stage Company)

September 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended September 30, 2014.

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

There were no potentially outstanding dilutive shares for the period ended September 30, 2014 and 2013.

Gold Union Inc.

(A Development Stage Company)

September 30, 2014

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

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax Income or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

Gold Union Inc.

(A Development Stage Company)

September 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

As reflected in the financial statements, the Company had a deficit accumulated during the development stage at September 30, 2014, a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2014

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Common Stock

Upon formation the Company issued 45,000,000 shares of its common stock to the Directors and Officers of the Company for $300 in cash.

The Company commenced a capital formation activity by filing a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 37,500,000 shares of its common stock at an offering price of $0.002 per share for gross proceeds of up to $75,000. The Registration Statement was declared effective on May 10, 2011. On September 16, 2011, the Company issued 37,500,000 shares of its common stock pursuant to the Registration Statement for gross proceeds of $75,000. Offering costs of $20,000 related to this capital formation activity were charged against the capital raised.

On October 18, 2013, the Company completed a shares-for-debt private placement with 10 individuals involving the sale of an aggregate of 80,634,500 shares of the Company’s common stock at a subscription price of $0.002 per share, in settlement of an aggregate of $161,269 owed by the Company to the shares-for-debt purchasers.

As of September 30, 2014, the Company had a total of 163,134,500 shares of its common stock issued and outstanding.

Note 6 – Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

On August 28, 2014, we executed a Share Exchange Agreement (the “Share Exchange Agreement”) with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 18 other individuals (collectively, the “PPGCT Shareholders”), pursuant to which we, through GUI, purchased 480 shares of Phnom Penh Golden Corridor Trading Co. Limited, a private limited company incorporated under the laws of the Kingdom of Cambodia (“PPGCT”), held by the PPGCT Shareholders, representing 48% of the issued and outstanding shares of common stock of PPGCT. As consideration, we agreed to issue to the PPGCT Shareholders 2,500,000,000  shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. The share exchange transaction is anticipated to close on or before December 30, 2014. It is our understanding that the PPGCT Shareholders are not U.S. Persons within the meaning of Regulations S. Accordingly, the Shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. A copy of the Share Exchange Agreement is incorporated herein by reference and filed as Exhibit 10.3 to this quarterly report on Form 10-Q.

PPGCT owns three parcels of land located in the Kingdom of Cambodia, Kampong Speu Province, Chbarmorn District measuring an aggregate of 172,510 square meters (collectively, the “Properties”). Upon the consummation of the share exchange transaction, we hope to enter into the real property development business in Cambodia.

We maintain our statutory registered agent’s office at Delaware Intercorp, Inc. 113 Barksdale Professional Center, Newark, DE, 19711 and our business office is located at Shop 35A, Ground Floor, Hop Yick Commercial Centre Phase 1, 33 Hop Choi Street, Yuen Long, NT, Hong Kong.

Intellectual Property

We continue to own the rights, title and interests in Patent for a receptacle catheter with integral anchoring means, which Patent is associated with our former business. The Patent was issued on September 1, 2004 and will expire on September 6, 2022.

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

On July 31, 2014, we formed G.U. International Limited, a limited company, under the laws of the Republic of Seychelles.

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

Results of Operations

Comparison of the three months ended September 30, 2014 and September 30, 2013

The following table sets forth certain operational data for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, as well as from inception on July 6, 2010 to September 30, 2014:

	For the Three Months Ended	For the Three Months Ended	For the Period from July 6, 2010 (Inception through)
	September 30, 2014	September 30, 2013	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$–	$–	$–

Operating expenses:
Patent acquisition cost and expenses	–	–	–
Professional fees	16,350	17,768	298,992
General and administrative expenses	–	–	4,958

Total operating expenses	16,350	17,768	303,950

Loss from continuing operations	(16,350)	(17,768)	(303,950)

Other income (expense):	–	(62)	3,866
Income/(Loss) from Continuing operations	(16,350)	(17,830)	(300,084)
Discontinued Operations, net of tax	–	–	(19,213)
Loss before income tax provision	(16,350)	(17,830)	(319,297)

Income tax provision	–	–	–

Net loss	$(16,350)	$(17,830)	$(319,297)

Net Revenue. We have not generated revenues since inception. We are working to develop our businesses of trading precious metal bullion and our potential real estate development business in Cambodia and hope to generate revenue as such businesses develop.

Operating Expenses. During the three months ended September 30, 2014, we incurred operating expenses of $16,350, consisting solely of professional fees. During the same period ended September 30, 2013, our operating expenses was $17,768, $17,768 of which consisted solely of professional fees.

We expect our operating expenses to increase as we build and develop our business of trading precious metal bullion.

Loss From Operations; Net Loss. We incurred a loss from operations of $16,350 and $17,830 for the three months ended September 30, 2014 and 2013, respectively. Similarly, we incurred a net loss of $16,350 and $17,830 for the same three-month period ended September 30, 2014 and 2013. The decrease in loss from operations and net loss resulted from a decrease in professional fees.

Comparison of the nine months ended September 30, 2014 and September 30, 2013

The following table sets forth certain operational data for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013:

	For the Nine Months Ended	For the Nine Months Ended	For the Period from July 6, 2010 (Inception through)
	September 30, 2014	September 30, 2013	September 30, 2014
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$–	$–	$–

Operating expenses:
Patent acquisition cost and expenses	–	–	–
Professional fees	56,531	56,498	298,992
General and administrative expenses	–	598	4,958

Total operating expenses	56,531	57,096	303,950

Loss from continuing operations	(56,531)	(57,096)	(303,950)

Other income (expense):	708	(419)	3,866
Income/(Loss) from Continuing operations	(55,823)	(57,515)	(300,084)
Discontinued Operations, net of tax			(19,213)
Loss before income tax provision	(55,823)	(57,515)	(319,297)

Income tax provision	–	–	–

Net loss	$(55,823)	$(57,515)	$(319,297)

Net Revenue. We have not generated revenues since inception. We are working to develop our businesses of trading precious metal bullion and our potential real estate development business in Cambodia and hope to generate revenue as such businesses develop.

Operating Expenses. During the nine months ended September 30, 2014, we incurred operating expenses of $56,531, consisting solely of professional fees. During the same period ended September 30, 2013, our operating expenses was $57,096, $56,498 of which consisted of professional fees and $598 of which consisted of general and administrative expenses.

We expect cost of revenue of our software business to fluctuate together with the amount of net revenues generated by this business segment.

Loss From Operations. We incurred a loss from operations of $56,531 and $57,096 for the nine months ended September 30, 2014 and 2013, respectively.

Other Income (Expense), net. We recorded net other income in the amount of $708 for the nine months ended September 30, 2014, as compared to net other expense of $419 for the nine months ended September 30, 2013. Net other income for the nine months ended September 30, 2014, consisted of a gain of $708 in foreign currency transactions. Net other expense for the same period ended September 30, 2013 consisted of a loss of $223 in foreign currency transactions and $196 of interest expense.

Net Loss. We recorded a net loss of $55,823 for the nine months ended September 30, 2014, as compared to $57,515 for the same period ended September 30, 2013.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have not attained profitable operations and are dependent upon obtaining financing to our business plans. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2013 that they have substantial doubt we will be able to continue as a going concern.

As of September 30, 2014, our current assets were $141 and our current liabilities were $102,869, resulting in a working capital deficit of $102,728. As of September 30, 2014, our total assets were $141 compared to total assets of $525 as of December 31, 2013. As of September 30, 2014, our current liabilities were $102,869 compared to current liabilities of $47,430 as of December 31, 2013. Our current liabilities consisted of $51,769 in accounts payable and accrued expenses and $51,100 in advances from stockholders.

Stockholders’ deficit increased from $46,905 as of December 31, 2013 to $102,728 as of September 30, 2014.

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

	Nine months ended
	9/30/2014	9/30/2013
Net cash (used in) provided by operating activities	(32,984)	(51,550)
Net cash provided by (used in) financing activities	32,600	54,675

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the nine months ended September 30, 2014, net cash used in operating activities was $32,984 compared to net cash used in operating activities of $51,550 for the nine months ended September 30, 2013.

Net Cash Provided By Financing Activities.

During the nine months ended September 30, 2014, net cash provided by financing activities was $32,600 compared to net cash provided by financing activities of $54,675 for the same period ended September 30, 2013. Net cash provided from financing activities during the nine months ended September 30, 2014 consisted of $32,600 from the advances from stockholders.

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and Income-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the period ended September 30, 2014.

Recent accounting pronouncements

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

The ASU also requires additional disclosures about discontinued operations that will provide more information about the assets, liabilities, income and expenses of discontinued operations. In addition, the ASU requires disclosure of the pre-tax Income or loss attributable to a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The ASU is effective for public business entities for annual periods beginning on or after December 15, 2014, and interim periods within those years.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2014, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2014.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A Risk Factors

None.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3 Defaults upon Senior Securities

None.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on February 21, 2012 (2)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 6, 2014 (3)
4.1	Form of common stock certificate(1)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (1)
10.2	Form of Shares for Debt Subscription Agreement for Common Shares (4)
10.3	Share Exchange Agreement (5)
14	Code of Business Conduct and Ethics (6)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(2) Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2012.

(3) Incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014.

(4) Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange on October 23, 2013.

(5) Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2014.

(6) Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD UNION INC.

	By:	/s/Sae-Chua Supachai
Sae-Chua Supachai
Chief Executive Officer, Chief Financial Officer

Date: November 12, 2014

