Form 10-K
period 2014-12-31
GOLD UNION INC.
filed 2015-03-25
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54239

GOLD UNION INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1772663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

18th Floor, Canadia Tower #315, Monivong Boulevard, Corner Ang Duong Street 12202 Phnom Penh, Cambodia
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: +855 23 962 300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of March 16, 2015, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.05 per share) on that date, was approximately $5,906,725.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 16, 2015
Common Stock, $.0001 par value per share	163,134,500 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

i

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel. Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” and are a development stage company. Effective January 6, 2014, we changed our name to “Gold Union Inc.”

In connection with our former business, we entered into an exclusive worldwide patent sale agreement (the “Patent Transfer and Sales Agreement”) with Ilanit Appelfeld (the “Seller”), to acquire a patented technology, U.S. Patent Number: 6,743,209 (the “Patent”), for a catheter with a integral anchoring mechanism on July 27, 2010. We acquired the patent and technology for $17,500 (seventeen thousand five hundred United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sales Agreement related to U.S. Patent Number: 6,743,209.

During the second quarter of 2011 the Company raised gross proceeds of $75,000 pursuant to an effective Form S-1 Registration Statement and issued 37,500,000 post forward stock split shares of common stock that were registered pursuant to the Form S-1 Registration Statement.

During the second fiscal quarter of 2014, we elected to discontinue our business of exploiting the Patent and began to consider other business opportunities that may bring quicker and greater value to our stockholders. We initially considered entering into the business of trading precious metal bullion primarily in the Asia Pacific region. We anticipated such business to be carried on through subsidiaries, which were expected to buy gold and silver bullion from refiners and subsequently sell the bullion to anticipated customers. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our intended business operations.

During the third fiscal quarter of 2014, we identified an opportunity to enter into the real property development business in Cambodia. On August 28, 2014, we executed a Share Exchange Agreement (the “Share Exchange Agreement”) with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 18 other individuals (collectively, the “PPGCT Shareholders”), pursuant to which we, through GUI, would purchase 480 shares of Phnom Penh Golden Corridor Trading Co. Limited, a private limited company incorporated under the laws of the Kingdom of Cambodia (“PPGCT”), held by the PPGCT Shareholders, representing 48% of the issued and outstanding shares of common stock of PPGCT. As consideration, we agreed to issue to the PPGCT Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. The share exchange transaction is anticipated to close on or before May 31, 2015. It is our understanding that the PPGCT Shareholders are not U.S. Persons within the meaning of Regulations S. Accordingly, the Shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. A copy of the Share Exchange Agreement and its amendments are incorporated herein by reference and filed as Exhibits 10.3 through and including 10.6 to this annual report.

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

On July 31, 2014, we formed G.U. International Limited, a limited company, under the laws of the Republic of Seychelles, to operate our prospective real property development business.

Intellectual Property

We expect to rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

In addition, the laws of some of the countries in which our products and services are or may be sold may not protect our products and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. Our policy is to require some of our employees to execute confidentiality agreements upon the commencement of employment with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Seasonality

Our businesses are not subject to seasonality.

Insurance

We do not currently maintain property, business interruption and casualty insurance. We intend to obtain such insurance in accordance with customary industry practices.

Employees

As of December 31, 2014, we did not have any full time or part time employees. Our Chief Executive Officer and Chief Financial Officer, Mr. Sae-Chua Supachai, is expected to work up to approximately five hours per week. If, and when, we develop our businesses of trading precious metal bullion and real property development, and are able to generate revenues from such intended businesses, we expect that Mr. Supachai will devote substantially more than five hours per week to our operations, and we may need to hire additional officers and employees for such operations.

Corporation Information

We maintain our statutory registered agent’s office at Delaware Intercorp, Inc. 113 Barksdale Professional Center, Newark, DE, 19711 and our business office is located at 18th Floor, Canadia Tower, #315, Monivong Boulevard, Corner Ang Duong Street, 12202 Phnom Penh, Cambodia. Our website is being constructed. The content on our website will be available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Current Report. The public may read and copy any materials we file with the SEC, including our annual reports, quarterly reports, current reports, proxy statements, information statements and other information, at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

Effective February 1, 2015, our principal executive office has been relocated to 18th Floor, Canadia Tower, #315, Monivong Boulevard, Corner Ang Duong Street, 12202 Phnom Penh, Cambodia, Telephone No.: +855 23 962 300. We are party to a month to month lease with Regus, an unaffiliated third party, at a monthly rate of $79.00.

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTCQB under the symbol “GOLU”. As of March 16, 2015, the last closing price of our securities was $0.05, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

Our trading symbol was changed from “ANCV” to “GOLU” in January 2014 . During fiscal 2013, shares of our common stock were posted for trading on the OTC Bulletin Board under the symbol “ANCV”. Our common stock was posted for trading under the symbol “ANCV” since approximately July 6, 2011, with little to no trading or volume.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2014:
First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.05	$0.05
Fiscal year ended December 31, 2013:
First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.05	$0.05

(b) Approximate Number of Holders of Common Stock

As of March 16, 2015, there were approximately 41 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c) Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d) Equity Compensation Plan Information

None.

(e) Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2014, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2013 and 2014. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report.

Overview

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” and are a development stage company. Effective January 6, 2014, we changed our name to “Gold Union Inc.”

In connection with our former business, we entered into an exclusive worldwide patent sale agreement (the “Patent Transfer and Sales Agreement”) with Ilanit Appelfeld (the “Seller”), to acquire a patented technology, U.S. Patent Number: 6,743,209 (the “Patent”), for a catheter with a integral anchoring mechanism on July 27, 2010. We acquired the patent and technology for $17,500 (seventeen thousand five hundred United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sales Agreement related to U.S. Patent Number: 6,743,209.

During the second quarter of 2011 the Company raised gross proceeds of $75,000 pursuant to an effective Form S-1 Registration Statement and issued 37,500,000 post forward stock split shares of common stock that were registered pursuant to the Form S-1 Registration Statement.

During the second fiscal quarter of 2014, we elected to discontinue our business of exploiting the Patent and began to consider other business opportunities that may bring quicker and greater value to our stockholders. We initially considered entering into the business of trading precious metal bullion primarily in the Asia Pacific region. We anticipated such business to be carried on through subsidiaries, which were expected to buy gold and silver bullion from refiners and subsequently sell the bullion to anticipated customers. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our intended business operations.

During the third fiscal quarter of 2014, we identified an opportunity to enter into the real property development business in Cambodia. On August 28, 2014, we executed a Share Exchange Agreement (the “Share Exchange Agreement”) with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 18 other individuals (collectively, the “PPGCT Shareholders”), pursuant to which we, through GUI, would purchase 480 shares of Phnom Penh Golden Corridor Trading Co. Limited, a private limited company incorporated under the laws of the Kingdom of Cambodia (“PPGCT”), held by the PPGCT Shareholders, representing 48% of the issued and outstanding shares of common stock of PPGCT. As consideration, we agreed to issue to the PPGCT Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. The share exchange transaction is anticipated to close on or before May 31, 2015. It is our understanding that the PPGCT Shareholders are not U.S. Persons within the meaning of Regulations S. Accordingly, the Shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. A copy of the Share Exchange Agreement and its amendments are incorporated herein by reference and filed as Exhibits 10.3 through and including 10.6 to this annual report.

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

On July 31, 2014, we formed G.U. International Limited, a limited company, under the laws of the Republic of Seychelles, to operate our prospective real property development business.

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

Results of Operations

Comparison of the year ended December 31, 2014 and December 31, 2013

The following table sets forth certain operational data for the year ended December 31, 2014, compared to the year ended December 31, 2013:

			July 6, 2010
	Fiscal year ended	Fiscal year ended	(inception) to
	December 31, 2014	December 31, 2013	December 31, 2014

Revenues	$–	$–	$–

Expenses:
Professional Fees	64,503	85,592	306,514
Patent acquisition cost and expenses	–	–	19,213
General and administrative expenses	–	597	4,958

(Loss) From Operations	(64,053)	(86,189)	(330,685)

Other Income (Expense)
Foreign exchange gain (loss)	520	(418)	(3,678)

Loss before income tax provision	(63,533)	(86,607)	(327,007)
Income tax provision	–	–	–

Net (Loss)	$(63,533)	$(86,607)	$(327,007)

Net Revenue. We have not generated revenues since inception. We are working to develop our businesses of trading precious metal bullion and our potential real estate development business in Cambodia and hope to generate revenue as such businesses develop.

Operating Expenses. During the year ended December 31, 2014, we incurred operating expenses of $64,503, consisting solely of professional fees. During the same period ended December 31, 2013, our operating expenses was $86,189, $85,592 of which consisted of professional fees and $597 of which consisted of general and administrative expenses.

Loss From Operations. We incurred a loss from operations of $64,053 and $86,189 for the twelve months ended December 31, 2014 and 2013, respectively.

Other Income (Expense), net. We recorded net other income in the amount of $520 for the twelve months ended December 31, 2014, as compared to net other expense of $418 for the twelve months ended December 31, 2013. Net other income and net other income for the twelve months ended December 31, 2014, and 2013, respectively consisted of a loss in foreign currency transactions.

Net Loss. We recorded a net loss of $63,533 and $86,607 for the twelve months ended December 31, 2014, and 2013, respectively. The decrease in net loss is primarily due to the decrease in professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We are not generating revenue and are dependent upon obtaining financing to continue our business plans. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2014, that they have substantial doubt we will be able to continue as a going concern.

As of December 31, 2014, our current assets were $0 and our current liabilities were $110,438, resulting in a working capital deficit of $110,438. Our current liabilities consisted of $70,096 in advances from our director and $40,342 in accounts payable and accrued expenses. As of December 31, 2013, our total assets were $525 and our current liabilities were $47,430. Our current liabilities consisted of $28,930 in accounts payable and accrued expenses and $18,500 in advances from stockholders.

Stockholders’ deficit increased from $46,905 as of December 31, 2013, to $110,438 as of December 31, 2014.

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

	Twelve months ended
	12/31/2014	12/31/2013
Net cash used in operating activities	(52,121)	(72,992)
Net cash provided by financing activities	51,596	73,175

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the twelve months ended December 31, 2014, net cash used in operating activities was $52,121 compared to net cash used in operating activities of $72,992 for the twelve months ended December 31, 2013.

Net Cash Provided By Financing Activities.

During the twelve months ended December 31, 2014, net cash provided by financing activities was $51,596 compared to net cash provided by financing activities of $73,175 for the same period ended December 31, 2013. Net cash provided from financing activities during the twelve months ended December 31, 2014 consisted of advances from stockholders.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31 2014 and 2013.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In November 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity, a consensus of the FASB Emerging Issues Task Force. The standard eliminates diversity in the practice of determining whether the nature of a host contract with a hybrid financial instrument issued in the form of a share is more akin to debt or equity and applies to all reporting entities that are issuers of hybrid financial instruments issued in the form of a share. This standard provides that the determination would be based on a consideration of all economic characteristics and the risk of the entire hybrid financial instrument, including the embedded derivative function. Upon adoption, each issued hybrid share instrument must be evaluated to determine whether it contains embedded features that require bifurcation or no longer require bifurcation under the new standard. Retrospective application and early adoption would both be permitted. The standard is effective for public business entities for fiscal years, and interim periods within those years, beginning after 15 December 2015. The Company is currently evaluating the impact this standard will have on the financial position or results of operations.

In August 2014, FASB issued Accounting Standard Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the financial position or results of operations.

In May 2014, FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most revenue recognition standards. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. An entity would recognize revenue through a five-step process: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard also requires enhanced disclosures and provides more comprehensive guidance for transactions such as service revenue and contract modifications. Guidance for multiple-element arrangements also has been enhanced. The standard will take effect for public entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods. Early application is not permitted. The Company is currently evaluating the impact this standard will have on the financial position or results of operations.

In July 2013, FASB issued guidance on presentation of an unrecognized tax benefit in financial statements when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The Company adopted this standard on January 1, 2014. The adoption of this standard had no impact on the presentation of the Company’s unrecognized tax benefits or on the financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data.

GOLD UNION INC.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

Gold Union Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Gold Union Inc. (“the Company”) as of December 31, 2014 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for the year ended December 31, 2014 and the period from July 6, 2010 (Inception) through December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

The Company’s consolidated financial statements for the period from July 6, 2010 (inception) through December 31, 2013 were audited by other auditors whose report dated March 25, 2014 included an explanatory paragraph as to an uncertainty with respect to the Company’s ability to continue as a going concern. The other auditors’ report had been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of operations and cash flows for the year ended December 31, 2014 and the period from July 6, 2010 (Inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered from continuous losses with an accumulated deficit during the development stage as of December 31, 2014 and experienced negative cash flows from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

March 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Gold Union Inc.

(Formerly Advanced Ventures Corp)

(A Development Stage Company)

We have audited the accompanying balance sheets of Gold Union Inc. (Formerly Advanced Ventures Corp.) (the “Company”) as of December 31, 2013 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from July 6, 2010 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year then ended and for the period from July 6, 2010 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2013 and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li and Company, PC

Li and Company, PC

Skillman, New Jersey

March 25, 2014

GOLD UNION INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash	$–	$525
TOTAL ASSETS	$–	$525

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Advances from a director	$70,096	$18,500
Accounts payables and accrued liabilities	40,342	28,930

Total liabilities	110,438	47,430

Stockholders’ deficit:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 163,134,500 shares issued and outstanding as of December 31, 2014 and 2013, respectively	16,313	16,313
Additional paid-in capital	200,256	200,256
Accumulated deficit during the development stage	(327,007)	(263,474)

Total stockholders’ deficit	(110,438)	(46,905)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$525

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,		For the Period from July 6, 2010 (inception) through December 31,
	2014	2013	2014

Revenue earned during the development stage	$–	$–	$–

Operating Expenses:
Patent acquisition cost and expenses	–	–	19,213
Professional fees	64,053	85,592	306,514
General and administrative expenses	–	597	4,958

Operating loss	(64,053)	(86,189)	(330,685)

Other income (expense):
Foreign exchange gain (loss)	520	(418)	3,678

Loss before income tax	(63,533)	(86,607)	(327,007)

Income tax expense	–	–	–

Net loss	$(63,533)	$(86,607)	$(327,007)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	163,134,500	98,844,613

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,		For the Period from July 6, 2010 (inception) through December 31,
	2014	2013	2014

Cash flows from operating activities:
Net loss	$(63,533)	$(86,607)	$(327,007)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	11,412	13,615	40,342

Net cash used in operating activities	(52,121)	(72,992)	(286,665)

Cash flows from financing activities:
Advances from a director	51,596	73,175	231,365
Proceeds from sale of common stock, net	–	–	55,300

Net cash provided by financing activities	51,596	73,175	286,665

NET CHANGE IN CASH AND CASH EQUIVALENTS	(525)	183	–

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	525	342	–

CASH AND CASH EQUIVALENTS, END OF YEAR	$–	$525	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$–	$–	$–

Non-cash investing and financing activities:
Stock issued for debt	$–	$161,269	$161,269

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated Deficit during the Development	Total stockholders’
	No of shares	Amount	capital	Stage	deficiency

Balance as of July 6, 2010 (inception)	–	$–	$–	$–	$–

Issuance of common stocks for cash upon formation	45,000,000	4,500	(4,200)	–	300

Net loss for the year	–	–	–	(30,203)	(30,203)

Balance as of December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)

Issuance of common stocks for cash at $0.002 per share on June 16, 2011	37,500,000	3,750	71,250	–	75,000

Issuance costs	–	–	(20,000)	–	(20,000)

Net loss for the year	–	–	–	(59,720)	(59,720)

Balance as of December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)

Net loss for the year	–	–	–	(86,944)	(86,944)

Balance as of December 31, 2012	82,500,000	8,250	47,050	(176,867)	(121,567)

Issuance of common stocks for cash at $0.002 per share on October 18, 2013	80,634,500	8,063	153,206	–	161,269

Net loss for the year	–	–	–	(86,607)	(86,607)

Balance as of December 31, 2013	163,134,500	16,313	200,256	(263,474)	(46,905)

Net loss for the year	–	–	–	(63,533)	(63,533)

Balance as of December 31, 2014	163,134,500	$16,313	$200,256	$(327,007)	$(110,438)

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

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

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

The Company’s fiscal year end is December 31.

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $327,007 during the development stage as of December 31, 2014 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2015 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

GOLD UNION INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

•	Development stage company

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

•	Basis of consolidation

The consolidated financial statements include the financial statements of GOLU and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Income taxes

The Company adopted the provisions of paragraph 740-10-25-13 of the FASB Accounting Standards Codification. Paragraph 740-10-25-13 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

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

GOLD UNION INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Uncertain tax positions

The Company did not have any significant unrecognized uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the years ended December 31, 2014 and 2013.

For the years ended December 31, 2014 and 2013, the Company also did not have any interest and penalties associated with tax positions.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

There were no potentially outstanding dilutive shares for the years ended December 31, 2014 and 2013.

•	Related parties

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

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amount due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

•	Commitments and contingencies

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

GOLD UNION INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

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

•	Fair value of financial instruments

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

GOLD UNION INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations, as follows:

In November 2014, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-16, Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity, a consensus of the FASB Emerging Issues Task Force. The standard eliminates diversity in the practice of determining whether the nature of a host contract with a hybrid financial instrument issued in the form of a share is more akin to debt or equity and applies to all reporting entities that are issuers of hybrid financial instruments issued in the form of a share. This standard provides that the determination would be based on a consideration of all economic characteristics and the risk of the entire hybrid financial instrument, including the embedded derivative function. Upon adoption, each issued hybrid share instrument must be evaluated to determine whether it contains embedded features that require bifurcation or no longer require bifurcation under the new standard. Retrospective application and early adoption would both be permitted. The standard is effective for public business entities for fiscal years, and interim periods within those years, beginning after 15 December 2015. The Company is currently evaluating the impact this standard will have on the financial position or results of operations.

In August 2014, FASB issued Accounting Standard Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company is currently evaluating the impact this standard will have on the financial position or results of operations.

In May 2014, FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede most revenue recognition standards. Under the new standard, an entity will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the payment to which the entity expects to be entitled in exchange for those goods or services. An entity would recognize revenue through a five-step process: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This standard also requires enhanced disclosures and provides more comprehensive guidance for transactions such as service revenue and contract modifications. Guidance for multiple-element arrangements also has been enhanced. The standard will take effect for public entities for annual reporting periods beginning after December 15, 2016, including interim reporting periods. Early application is not permitted. The Company is currently evaluating the impact this standard will have on the financial position or results of operations.

In July 2013, FASB issued guidance on presentation of an unrecognized tax benefit in financial statements when a net operating loss (NOL) carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an NOL carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The guidance does not require new recurring disclosures. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. The Company adopted this standard on January 1, 2014. The adoption of this standard had no impact on the presentation of the Company’s unrecognized tax benefits or on the financial position or results of operations.

GOLD UNION INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	INCOME TAXES

United States of America

Gold Union Inc. is incorporated in the State of Delaware and is subject to United States of America tax law.

As of December 31, 2014, the Company incurred $327,007 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2034, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $111,182 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$111,182	$89,581
Less: valuation allowance	(111,182)	(89,581)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $111,182 as of December 31, 2014. During 2014, the valuation allowance increased by $21,601, primarily relating to net operating loss carryforwards from the local tax regime.

5.	STOCKHOLDERS’ EQUITY

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

GOLD UNION INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On October 18, 2013, the Company completed a shares-for-debt private placement with 10 individuals involving the sale of an aggregate of 80,634,500 shares of the Company’s common stock at a subscription price of $0.002 per share, in settlement of an aggregate of $161,269 owed by the Company to the shares-for-debt purchasers.

As of December, 2014 and 2013, the Company had a total of 163,134,500 shares of its common stock issued and outstanding.

6.	RELATED PARTY TRANSACTIONS

Advances from a director

From time to time, a director of the Company, Mr. Vincent Kim advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

Free Office Space from its director

For the fiscal year ended December 31, 2014, the Company had been provided office space by its director, Mr. Vincent Kim at no cost. The management determined that such cost was nominal and did not recognize the rent expense in its consolidated financial statements.

7.	SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2014 up through the date was the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Appointment of Li and Company, PC and Dismissal of Weinberg & Baer, LLC

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

Appointment of HKCMCPA Company Limited and Dismissal of Li and Company, PC

On May 27, 2014, our Board of Directors approved and authorized the dismissal of Li and Company, PC ("LICO"), as our independent registered public accounting firm. On the same date, our Board of Directors approved and authorized the engagement of the accounting firm of HKCMCPA Company Limited, as our new independent registered public accounting firm.

LICO's reports on our financial statements dated March 25, 2014 and April 16, 2013, for the two most recent fiscal years ended December 31, 2013 and 2012, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that LICO's reports contained an explanatory paragraph in respect to the substantial doubt as to our ability to continue as a going concern.

In connection with the audit of our financial statements for the two most recent fiscal years ended December 31, 2013 and 2012, and in the subsequent interim periods through the effective date of dismissal on May 27, 2014, there were no disagreements, resolved or not, with LICO on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of LICO would have caused them to make reference to the subject matter of the disagreements in connection with their reports on the financial statements for such years.

During our two most recent fiscal years ended December 31, 2013 and 2012 and in any subsequent interim periods through the effective date of dismissal of LICO on May 27, 2014, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided LICO with a copy of this current report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in this current report on Form 8-K, and if not, stating the aspects with which they do not agree. The letter from LICO dated June 13, 2014, is filed as Exhibit 16.1 to this current report on Form 8-K.

During the two most recent fiscal years ended December 31, 2013 and 2012 and any subsequent interim periods through the effective date of appointment of HKCMCPA Company Limited on May 27, 2014, we had not, nor had any person on our behalf, consulted with HKCMCPA Company Limited regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor had HKCMCPA Company Limited provided to us a written report or oral advice regarding such principles or audit opinion on any matter that was the subject of a disagreement as set forth in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as set forth in Item 304(a)(1)(v) of Regulation S-K with our former independent registered public accounting fir

ITEM 9A. Controls and Procedures.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2014.

However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

As of December 31, 2014, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the present directors and executive officers of the Company. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name	Age	Position
Sae-Chua Supachai	37	Director, Chief Executive Officer, Chief Financial Officer and Secretary
Vincent Kim	42	Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Sae-Chua Supachai, age 37, has served as the Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company since February 12, 2014. Mr. Supachai served as the Head of Business development at Ausiris Co., Ltd., part of the Baan Chang Thong Group in Thailand from July 2006 to May 2013. In his capacity as the Head of Business Development, he led a team in developing the company's sales distribution of precious metal products as well as growing the new business segments in brokerage and consultancy services for retail investors. Ausiris Co., Ltd. is a major domestic gold trading company in Thailand and its key operations apart from production include brokerage and advisory services for investors. Mr. Suapchai graduated with a Bachelor of Business Administration (International Business) in 1999 from Ramkhamhaeng University (Thailand). We believe that Mr. Supachai’s experience in the gold trading industry and familiarity with the Company qualify him to serve as our director.

Vincent Kim, age 42, has served as a director of the Company since July 17, 2012. Mr. Kim has experience in sales and marketing as well as legal and human resources. From March 2009 to April 2012, Mr. Kim was the Regional Sales Director for Boehringer Ingelheim Singapore Pte. Ltd. whereby he managed and led a team of 100 sales managers and representatives for Singapore and Malaysia and achieved 120% over sales target for 2009 and 2011. From March 2007 to February 2009, Mr. Kim was the Head of Legal and Human Resources whereby he managed and lead a team of 30 human resource personnel and spearheaded and developed payroll workflows for complicated real estate commission payout process. From January 1996 to December 2006, Mr. Kim was a licensed aircraft engineer for the Republic of Singapore Air Force. Mr. Kim received his diploma in Mechanical Engineering from Singapore Polytechnic in 1995. We believe that Mr. Kim’s general business experience and familiarity with the Company qualify him to serve as our director.

Family Relationships.

None.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
•	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or
•	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this prospectus, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as we commence business operations.

Director Nominations

As of December 31, 2014, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that these persons have complied with all applicable filing requirements during fiscal year ended December 31, 2014.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers, and employees. A copy of our Code of Business Conduct and Ethics is filed as Exhibit 14 to this annual report and may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

ITEM 11. Executive Compensation.

Compensation Discussion and Analysis

Our compensation program currently consists of cash compensation for the services provided. The compensation program objectives are to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. The compensation package of our named executive officers consists of two main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations; and

2.	discretionary bonus awards payable in cash and tied to the satisfaction of corporate objectives.

Base Salary

Our base salary structure is designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer will reflect our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, we consider all of these factors, though it does not assign specific weights to any factor. We generally review the base salary for each named executive officer on an annual basis. For each of our named executive officers, we review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards are to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Our named executive officers are eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the board of directors provides the bonus recommendation for the Chief Executive Officer. However, the board has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the board may deem relevant. The Company did not award any cash bonuses during fiscal year 2014.

Equity Compensation

We recognize the importance of having a portion of the named executive officers’ compensation be paid in the form of equity, to help align the executives’ interests with the interests of the Company’s stockholders. At this point, however, we have chosen to emphasize the cash-based portion of our compensation program over a stock program because we believe the discretionary nature of the cash-based compensation gives us the needed flexibility to factor in and reward the attainment of longer-term goals for the Company and the executives, as the board deems appropriate.

The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers. The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives. We base the amount of compensation for our executives on negotiations between us and the executive. We did not perform any formal third party benchmarking or other market analysis with respect to the amount of such executive’s compensation

In approving compensation necessary to attract and retain our present executive officers, the board of directors concluded that the salary provided to our executive officer is reasonable considering our financial condition and the stage of development of our business. The objective of the compensation plan is to provide our executives with competitive remuneration for their skills such that we can retain our personnel for an extended period of time. As our operations mature and if our revenue permits, we expect that the specific direction, emphasis and components of our executive compensation programs will continue to evolve. Factors that may influence our decision to change our compensation policies include general market conditions, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

Compensation Related Risks

Our board of directors reviewed our compensation policies and practices and determined that our compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2014 and 2013 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2014 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)

Sae-Chua Supachai (1)	2014	0	0	0	0	0
(Chief Executive Officer, Chief
Financial Officer and Secretary)

Christino Rio (2)	2014	0	0	0	0	0
(former Chief Executive Officer)	2013	0	0	0	0	0

Benson Lim (3)	2014	0	0	0	0	0
(former Chief Financial Officer)	2013	0	0	0	0	0

_______________

(1)	Mr. Supachai was appointed to serve as our Chief Executive Officer, Chief Financial Office, Secretary and director on February 12, 2014.
(2)	Christino Rio resigned from his position as our Chief Executive Officer and director effective February 12, 2014.
(3)	Benson Lim resigned as our Chief Financial Officer and a director on February 12, 2014.

Narrative disclosure to Summary Compensation

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

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

•	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
•	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
•	any option or equity grant;
•	any non-equity incentive plan award made to a named executive officer;
•	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
•	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended December 31, 2014, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Sae-Chua Supachai, our Chief Executive Officer, Chief Financial Officer, and Secretary, and Vincent Kim. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Sae-Chua Supachai

Vincent Kim

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 16, 2015, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock (2)

Xu Fei (3)	45,000,000	27.6%
Sae-Chua Supachai (4)	0	0%
Vincent Kin (5)	0	0%

All executive officers and directors as a group (two persons)	0	0%

_______________

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Gold Union, Inc., 18th Floor, Canadia Tower, #315, Monivong Boulevard, Corner Ang Duong Street, 12202 Phnom Penh, Cambodia.
(2)	Applicable percentage ownership is based on 163,134,500 shares of common stock outstanding as of March 16, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of March 16, 2015. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 16, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Mr. Xu Fei was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on September 26, 2011. Mr. Fei resigned from his position as Chief Financial Officer on July 6, 2012 and from all other positions on July 17, 2012. Mr. Xu Fei address is No. 6, Houjiayu, Wangzuoxiang 10000, Beijing, China.
(4)	Mr. Sae-Chua Supachai is the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.
(5)	Mr. Vincent Kim is a Director of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2014 and December 31, 2013, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

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

We have not adopted policies or procedures for approval of related person transactions but review them on a case-by-case basis. We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties. Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors currently consists of Vincent Kim and Sae-Chua Supachai, our sole executive officer. As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.” As of the date hereof, Vincent Kim would qualify as “independent director” under standards of independence set forth by NYSE MKT Company Guide Section 8.03A.

ITEM 14. Principal AccountING Fees And Services.

Li and Company, PC (“L&C”) served as our independent registered public accounting firm from March 18, 2013, to May 27, 2014, to audit our financial statements for the fiscal years ended December 31, 2012 and December 31, 2013. HKCMCPA Company Limited (“HKCMCPA”) was appointed to serve as our independent registered public accounting firm on May 27, 2014, to audit our financial statements for the fiscal year ended December 31, 2014.

All audit work was performed by the full time employees of L&C and HKCMCPA, as applicable, for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by L&C and HKCMCPA, respectively . Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	December 31, 2014	December 31, 2013

Audit fees	$12,000	$13,500
Audit related fees	–	–
Tax fees	–	2,000
All other fees	–	–
Total	12,000	15,500

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on February 21, 2012 (2)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 6, 2014 (3)
4.1	Form of common stock certificate(1)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (1)
10.2	Form of Shares for Debt Subscription Agreement for Common Shares (4)
10.3	Share Exchange Agreement (5)
10.4	Agreement to Extend the Closing of the Share Exchange Agreement (6)
10.5	Agreement to Further Extend the Closing of the Share Exchange Agreement (7)
10.6	Agreement to Further Extend the Closing of the Share Exchange Agreement (8)
14	Code of Business Conduct and Ethics (9)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_______________

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

(6) Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2014.

(7) Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2015.

(8) Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 3, 2015.

(9) Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD UNION INC.

By:	/s/ Sae-Chua Supachai
Sae-Chua Supachai
Chief Executive Officer, Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sae-Chua Supachai, as his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Sae-Chua Supachai	Chief Executive Officer, Chief Financial Officer and Director	March 25, 2015
Sae-Chua Supachai	(Principal Executive Officer and Principal Accounting Officer)

/s/ Vincent Kim	Director	March 25, 2015
Vincent Kim

