Form 10-Q
period 2015-03-31
GOLD UNION INC.
filed 2015-05-12
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

+855 23 962 300

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

As of May 11, 2015, the issuer had outstanding 163,134,500 shares of common stock.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited)	2

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Months Ended March 31, 2015 and for the Period from July 6, 2010 (Inception) through March 31, 2015 (Unaudited)	3

	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Three Months ended March 31, 2015 and 2014 and for the Period from July 6, 2010 (Inception) through March 31, 2015 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 and for the Period from July 6, 2010 (Inception) through March 31, 2015 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	18

ITEM 4	Controls and Procedures	18

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings	19

ITEM 1A	Risk Factors	19

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3	Defaults upon Senior Securities	19

ITEM 4	Mine Safety Disclosures	19

ITEM 5	Other Information	19

ITEM 6	Exhibits	20

SIGNATURES		21

i

PART I   FINANCIAL INFORMATION

ITEM 1	Financial Statements

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (Audited)	2

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months ended March 31, 2015 and 2014 and for the period from July 6, 2010 (Inception) through March 31, 2015	3

Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2015 and 2014 and for the period from July 6, 2010 (Inception) through March 31, 2015	4

Condensed Consolidated Statement of Stockholders’ Deficit for the period from July 6, 2010 (Inception) through March 31, 2015	5

Notes to Condensed Consolidated Financial Statements	6 to 11

GOLD UNION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$–	$–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$63,035	$40,342
Amount due to a director	70,096	70,096

Total current liabilities	133,131	110,438

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 163,134,500 shares issued and outstanding	16,313	16,313
Additional paid-in capital	200,256	200,256
Accumulated deficits during the development stage	(349,700)	(327,007)

Total stockholders’ deficit	(133,131)	(110,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

See accompanying notes to the condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 AND

FOR THE PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended March 31,
	2015	2014	For the period from July 6, 2010 (Inception) through March 31, 2015

Revenue earned during the development stage	$–	$–	$–

Operating expenses:
Patent acquisition cost and expenses	–	–	19,213
Consulting and professional fee	22,693	26,181	329,207
General and administrative	–	–	4,958

Total operating expenses	22,693	26,181	353,378

LOSS BEFORE INCOME TAXES	(22,693)	(26,181)	(353,378)

Income tax expense	–	–	–

NET LOSS	$(22,693)	$(26,181)	$(353,378)

Other comprehensive income: - Foreign currency translation gain	–	(708)	(3,678)

COMPREHENSIVE LOSS	$(22,693)	$(25,473)	$(349,700)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – Basic and diluted	163,134,500	163,134,500

See accompanying notes to the condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 AND

FOR THE PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended March 31,
	2015	2014	For the period from July 6, 2010 (Inception) through March 31, 2015
Cash flow from operating activities:
Net loss	$(22,693)	$(25,473)	$(349,700)

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	22,693	(7,511)	63,035

Net cash used in operating activities	–	(32,984)	(286,665)

Cash flows from financing activities:
Advances from a director	–	32,600	231,365
Proceeds from sale of common stock, net	–	–	55,300

Net cash provided by financing activities	–	32,600	286,665

NET CHANGE IN CASH AND CASH EQUIVALENTS	–	(384)	–

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	525	–

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$141	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$–	$–	$–

Non-cash investing and financing activities:
Stock issued for debt	$–	$–	$161,269

See accompanying notes to the condensed consolidated financial statements

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM JULY 6, 2010 (INCEPTION) THROUGH MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock
	No. of shares	Amount	Additional paid in capital	Accumulated deficit during the development stage	Total stockholders’ deficit

Balance as of July 6, 2010	–	$–	$–	$–	$–
Issuance of common shares for cash upon formation	45,000,000	4,500	(4,200)	–	300
Net loss	–	–	–	(30,203)	(30,203)
Balance as of December 31, 2010	45,000,000	4,500	(4,200)	(30,203)	(29,903)
Issuance of common shares for cash at $0.002 per share on June 16, 2011	37,500,000	3,750	71,250	–	75,000
Issuance costs	–	–	(20,000)	–	(20,000)
Net loss	–	–	–	(59,720)	(59,720)
Balance as of December 31, 2011	82,500,000	8,250	47,050	(89,923)	(34,623)
Net loss	–	–		(86,944)	(86,944)
Balance as of December 31, 2012	82,500,000	8,250	47,050	(176,867)	(121,567)
Issuance of common shares for debt at $0.002 per share on October 18, 2013	80,634,500	8,063	153,206	–	161,269
Net loss	–	–	–	(86,607)	(86,607)
Balance as of December 31, 2013	163,134,500	16,313	200,256	(263,474)	(46,905)
Net loss	–	–	–	(63,533)	(63,533)
Balance as of December 31, 2014	163,134,500	16,313	200,256	(327,007)	(110,438)
Net loss for the period	–	–	–	(22,693)	(22,693)
Balance as of March 31, 2015	163,134,500	$16,313	$200,256	$(349,700)	$(133,131)

See accompanying notes to the condensed consolidated financial statements

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 1	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future periods.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE – 2	DESCRIPTION OF BUSINESS AND ORGANIZATION

Gold Union Inc. (“GOLU”, or the “Company”) was incorporated under the laws of the State of Delaware on July 6, 2010. The Company has revised its business plan to trade in precious metal bullion primarily in the Asia Pacific region.

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

GOLU and its subsidiaries are hereinafter collectively referred to as “the Company”.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 3	GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $349,700 during the development stage as of March 31, 2015 and experienced negative cash flows from operations. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

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

The condensed consolidated financial statements include the financial statements of GOLU and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

For the three months ended March 31, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2015, the Company did not have any significant unrecognized uncertain tax positions.

•	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

•	Comprehensive loss

ASC Topic 220, “Comprehensive Income” establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income or loss consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the condensed consolidated statement of operations.

The reporting currency of the Company is the United States Dollars ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$.

•	Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE – 5	AMOUNT DUE TO A DIRECTOR

From time to time, a director of the Company, Mr. Vincent Kim advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

NOTE – 6	INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2015 and 2014 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

GOLU is registered in the State of Nevada and is subject to United States of America tax law. No provision for income taxes have been made as GOLU has generated no taxable income for the periods presented. The Company has not completed filings of these US tax returns. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the period presented.

Republic of Seychelles

Under the Republic of Seychelles law, G..U. International Limited is not subject to tax on income.

Hong Kong

G.U. Asia Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carryforwards	$118,898	$111,182
Less: valuation allowance	(118,898)	(111,182)
Net deferred tax assets	$–	$–

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $118,898 as of March 31, 2015. During the three months ended March 31, 2015, the valuation allowance increased by $7,716, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE – 7	RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2015 and 2014, the Company provided office space by its director, Mr. Vincent Kim at no cost. The management determined that such cost was nominal and did not recognize the rent expense in its condensed consolidated financial statements.

NOTE – 8	SUBSEQUENT EVENT

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

On August 28, 2014, we executed a Share Exchange Agreement (the “Share Exchange Agreement”) with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 18 other individuals (collectively, the “PPGCT Shareholders”), pursuant to which we, through GUI, purchased 480 shares of Phnom Penh Golden Corridor Trading Co. Limited, a private limited company incorporated under the laws of the Kingdom of Cambodia (“PPGCT”), held by the PPGCT Shareholders, representing 48% of the issued and outstanding shares of common stock of PPGCT. As consideration, we agreed to issue to the PPGCT Shareholders 2,500,000,000  shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. The share exchange transaction is anticipated to close on or before May 31, 2015. We expect to obtain additional extensions as required to close this transaction.  It is our understanding that the PPGCT Shareholders are not U.S. Persons within the meaning of Regulations S. Accordingly, the Shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. A copy of the Share Exchange Agreement is incorporated herein by reference and filed as Exhibit 10.3 to this quarterly report on Form 10-Q.

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

Results of Operations

Comparison of the three months ended March 31, 2015 and March 31, 2014

The following table sets forth certain operational data for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, as well as from inception on July 6, 2010 to March 31, 2015:

			For the Period from
	For the Three Months Ended	For the Three Months Ended	July 6, 2010 (Inception through)
	March 31, 2015	March 31, 2014	March 31, 2015
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the development stage	$–	$–	$–

Operating expenses:
Patent acquisition cost and expenses	–	–	19,213
Professional fees	22,693	26,181	329,207
General and administrative expenses	–	–	4,958

Total operating expenses	22,693	26,181	353,378

Loss from operations	(22,693)	(26,181)	(353,378)

Other (income) expense:	–	(708)	(3,678)
Loss before income tax provision	(22,693)	(25,473)	(349,700)

Income tax provision	–	–	–

Net loss	$(22,693)	$(25,473)	$(349,700)

Net Revenue. We have not generated revenues since inception. We are working to develop our businesses of trading precious metal bullion and our potential real estate development business in Cambodia and hope to generate revenue as such businesses develop.

Operating Expenses. During the three months ended March 31, 2015, we incurred operating expenses of $22,693, consisting solely of professional fees. During the same period ended March 31, 2014, our operating expenses were $26,181, consisting solely of professional fees.

We expect our operating expenses to increase as we build and develop our business of trading precious metal bullion an, upon our acquisition of real estate in Cambodia, our real estate development business.

Loss From Operations; Net Loss. We incurred a loss from operations of $22,693 and $26,181 for the three months ended March 31, 2015 and 2014, respectively. The decrease in loss from operations occurred from a slight decrease in our expenses during the three month period ended March 31, 2015. We incurred a net loss of $22,693 and $25,473 for the same three-month period ended March 31, 2015 and 2014. The decrease in net loss resulted from a decrease in professional fees.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have not attained profitable operations and are dependent upon obtaining financing to our business plans. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2014 that they have substantial doubt we will be able to continue as a going concern. Going concern uncertainties are also expressed in Note 3 of our financial statements for the quarter ended March 31, 2015.

As of March 31, 2015, our current assets were $0 and our current liabilities were $133,131, resulting in a working capital deficit of $133,131. As of March 31, 2015, our current liabilities were $133,131 compared to current liabilities of $110,438 as of December 31, 2014. Our current liabilities consisted of $63,035 in accounts payable and accrued liabilities and $70,096 in advances from stockholders. We did not have any assets as of March 31, 2015, and December 31, 2014.

Stockholders’ deficit increased from $110,438 as of December 31, 2014 to $133,131 as of March 31, 2015.

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

	Three months ended
	3/31/2015	3/31/2014
Net cash (used in) provided by operating activities	0	(32,984)
Net cash provided by (used in) financing activities	0	32,600

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the three months ended March 31, 2015, net cash used in operating activities was $0 compared to net cash used in operating activities of $32,984 for the three months ended March 31, 2014.

Net Cash Provided By Financing Activities.

During the three months ended March 31, 2015, net cash provided by financing activities was $0 compared to net cash provided by financing activities of $32,600 for the same period ended March 31, 2014.

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

Basis of Presentation – Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2015.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and the reported amounts of revenues and expenses during the reporting period.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

●	Level 1 : Inputs are based upon unadjusted quoted prices for identical instruments traded in active markets;

●	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3 : Inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models.

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

The carrying amounts of the Company’s financial assets and liabilities, such as accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2015, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2015.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 12, 2015

