Form 10-Q
period 2015-06-30
GOLD UNION INC.
filed 2015-08-12
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Phase 1, 33 Hop Choi Street

Yuen Long, NT, Hong Kong

+86 18676364411

(Former Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

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

As of August 7, 2015, the issuer had outstanding 163,134,500 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

GOLD UNION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$–	$–
TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Advances from stockholders	$70,156	$70,096
Accounts payables and accrued liabilities	78,211	40,342

Total liabilities	148,367	110,438

Stockholders’ deficit:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 163,134,500 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	16,313	16,313
Additional paid-in capital	200,256	200,256
Accumulated deficit during the development stage	(364,936)	(327,007)

Total stockholders’ deficit	(148,367)	(110,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

REVENUE, NET	$–	$–	$–	$–

COST OF REVENUES	–	–	–	–

GROSS PROFIT	–	–	–	–

OPERATING EXPENSES:
General and administrative expenses	15,236	14,000	37,929	40,181
Total operating expenses	15,236	14,000	37,929	40,181

LOSS FROM OPERATIONS	(15,236)	(14,000)	(37,929)	(40,181)

Other income:
Foreign currency transactions gain	–	–	–	708
Other income, net	–	–	–	(708)

Loss from continuing operation	(15,236)	(14,000)	(37,929)	(39,473)

LOSS BEFORE INCOME TAXES	(15,236)	(14,000)	(37,929)	(39,473)

Income tax expense		–	–	–

NET LOSS	(15,236)	(14,000)	$(37,929)	$(39,473)

COMPREHENSIVE LOSS	$(15,236)	$(14,000)	$(37,929)	$(39,473)

Net loss per share– Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding– Basic and diluted	163,134,500	82,500,000	163,134,500	82,500,000

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(37,929)	$(39,473)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	37,869	6,489

Net cash used in operating activities	(60)	(32,984)

Cash flows from financing activities:
Advances from stockholders	60	32,600

Net cash provided by financing activities	60	32,600

NET CHANGE IN CASH AND CASH EQUIVALENTS	–	(384)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	No. of shares	Amount	capital	deficit	deficiency
Balance as of January 1, 2015	163,134,500	$16,313	$200,256	$(327,007)	$(110,438)

Net loss for the period	–	–	–	(37,929)	(37,929)

Balance as of June 30, 2015	163,134,500	$16,313	$200,256	$(364,936)	$(148,367)

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—1 BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE—2 ORGANIZATION AND BUSINESS BACKGROUND

Gold Union Inc. (formerly “Advanced Ventures Corp.”, or the “Company”) was incorporated under the laws of the State of Delaware on July 6, 2010. The Company has revised its business plan to trade in precious metal bullion primarily in the Asia Pacific region, and upon the consummation of its acquisition of Phnom Penh Golden Corridor Trading Co. Limited, a private limited company incorporated under the laws of the Kingdom of Cambodia, enter into the real estate development business.

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

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 3        GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $364,936 as of June 30, 2015 and experienced negative cash flows from operations. The continuation of the Company as a going concern through June 30, 2015 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

•              Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•              Income taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three and six months ended June 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three and six months ended June 30, 2015 and 2014.

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

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (Topic 718)”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing share-based compensation plans, but does not expect the impact to be material.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

NOTE – 5        AMOUNT DUE TO A DIRECTOR

From time to time, a director of the Company, Mr. Vincent Kim advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 6        INCOME TAXES

The Company generated an operating loss for the three and six months ended June 30, 2015 and 2014 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards	$124,078	$111,182
Less: valuation allowance	(124,078)	(111,182)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $124,078 as of June 30, 2015. During the six months ended June 30, 2015, the valuation allowance increased by $12,896, primarily relating to net operating loss carryforwards from the local tax regime.

Republic of Seychelles

Under the Republic of Seychelles law, G.U. International Limited is not subject to tax on income.

Hong Kong

G.U. Asia Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. There is no operation in Hong Kong during the period reported.

NOTE – 7        RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2015 and 2014, the Company provided office space by its director, Mr. Vincent Kim at no cost. The management determined that such cost was nominal and did not recognize the rent expense in its condensed consolidated financial statements.

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

During our second fiscal quarter of 2014, we elected to discontinue our business of exploiting the Patent and to consider other business opportunities that may bring quicker and greater value to our stockholders. We intended to engage in the business of trading precious metal bullion primarily in the Asia Pacific region. We anticipated such business to be carried on through subsidiaries, which were expected to buy gold and silver bullion from refiners and would subsequently sell the bullion to anticipated customers. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our intended business operations.

On August 28, 2014, we executed a Share Exchange Agreement (the “Share Exchange Agreement”) with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 18 other individuals (collectively, the “PPGCT Shareholders”), pursuant to which we, through GUI, purchased 480 shares of Phnom Penh Golden Corridor Trading Co. Limited, a private limited company incorporated under the laws of the Kingdom of Cambodia (“PPGCT”), held by the PPGCT Shareholders, representing 48% of the issued and outstanding shares of common stock of PPGCT. As consideration, we agreed to issue to the PPGCT Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. The share exchange transaction is anticipated to close on or before August 31, 2015. We expect to obtain additional extensions as required to close this transaction. It is our understanding that the PPGCT Shareholders are not U.S. Persons within the meaning of Regulations S. Accordingly, the Shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. A copy of the Share Exchange Agreement is incorporated herein by reference and filed as Exhibit 10.3 to this quarterly report on Form 10-Q.

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

Employees

We currently do not have any full time or part time employees. Our Chief Executive Officer and Chief Financial Officer, Mr. Sae-Chua Supachai, is expected to work up to approximately five hours per week. If, and when, we develop our business of trading precious metal bullion and or consummate the acquisition of PPGCT, and are able to generate revenues from such intended business, we expect that Mr. Supachai will devote substantially more than five hours per week to our operations, and we may need to hire additional officers and employees for such operations.

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

Results of Operations

Comparison of the three months ended June 30, 2015 and June 30, 2014

The following table sets forth certain operational data for the three months ended June 30, 2015, compared to the three months ended June 30, 2014:

	For the Three Months Ended June 30, 2015 (Unaudited)	For the Three Months Ended June 30, 2014 (Unaudited)

Revenues, net	$–	$–

Operating expenses:
General and administrative expenses	15,236	14,000

Total operating expenses	15,236	14,000

Loss from operations	(15,236)	(14,000)

Other income (expense):	–	–

Loss before income taxes	(15,236)	(14,000)

Income tax expense	–	–

Net loss	(15,236)	(14,000)
Comprehensive loss	$(15,236)	$(14,000)

Net Revenue. We have not generated revenues since inception. We are working to develop our business of trading precious metal bullion and hope to generate revenue as such business develops.

Operating Expenses. During the three months ended June 30, 2015, we incurred operating expenses of $15,236, consisting solely of professional fees. During the same period ended June 30, 2014, our operating expenses were $14,000, consisting solely of professional fees.

We expect our operating expenses to increase as we build and develop our business of trading precious metal bullion and upon consummation of our acquisition of PPGCT.

Loss From Operations; Net Loss. We incurred a loss from operations of $15,236 and $14,000 for the three months ended June 30, 2015 and 2014, respectively. Similarly, we incurred a net loss of $15,236 and $14,000 for the same three-month period ended June 30, 2015 and 2014. The increase in loss from operations and net loss resulted from an increase in professional fees.

Comparison of the six months ended June 30, 2015 and June 30, 2014

The following table sets forth certain operational data for the six months ended June 30, 2015, compared to the six months ended June 30, 2014:

	For the Six Months Ended June 30, 2015 (Unaudited)	For the Six Months Ended June 30, 2014 (Unaudited)

Revenues, net	$–	$–

Operating expenses:
General and administrative expenses	37,929	40,181

Total operating expenses	37,929	40,181

Loss from operations	(37,929)	(40,181)

Other income:
Foreign currency transactions gain	–	(708)

Other income, net	–	(708)

Loss before income taxes	(37,929)	(39,473)

Income tax expense	–	–

Net loss	(37,929)	(39,473)
Comprehensive loss	$(37,929)	$(39,473)

Net Revenue. We have not generated revenues since inception. We are working to develop our business of trading precious metal bullion and hope to generate revenue as such business develops.

Operating Expenses. During the six months ended June 30, 2015, we incurred operating expenses of $37,929, consisting professional fees. During the same period ended June 30, 2014, our operating expenses were $40,181, which consisted solely of professional fees.

We expect our operating expenses to increase as we build and develop our business of trading precious metal bullion and upon consummation of our acquisition of PPGCT.

Loss From Operations. We incurred a loss from operations of $37,929 and $40,181 for the six months ended June 30, 2015 and 2014, respectively.

Other Income (Expense), net. We recorded net other income in the amount of $0 for the six months ended June 30, 2015, as compared to net other expense of $708 for the six months ended June 30, 2014. Net other income for the six months ended June 30, 2014, consisted of a gain of $708 in foreign currency transactions.

Net Loss. We recorded a net loss of $37,929 for the six months ended June 30, 2015, as compared to $39,473 for the same period ended June 30, 2014.

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

As of June 30, 2015, our current assets were $0 and our current liabilities were $148,367 resulting in a working capital deficit of $148,367. As of June 30, 2015, and December 31, 2014, our total assets were $0. As of June 30, 2015, our current liabilities were $148,367 compared to current liabilities of $110,438 as of December 31, 2015. Our current liabilities as of June 30, 2015, consisted of $70,156 of advances from our stockholders and $78,211 of accounts payables and accrued liabilities.

Stockholders’ deficit increased from $110,438 as of December 31, 2014 to $148,367 as of June 30, 2015.

We have not paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

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

	Six Months Ended
	6/30/2014	6/30/2014
Net cash provided by (used in) operating activities	(60)	(32,984)
Net cash (used in) provided by financing activities	60	32,600

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the six months ended June 30, 2015, net cash used in operating activities was $60 compared to net cash used in operating activities of $32,984 for the six months ended June 30, 2014.

Net Cash Provided By Financing Activities.

During the six months ended June 30, 2015, net cash provided from financing activities was $60 compared to net cash provided from financing activities of $32,600 for the same period ended June 30, 2014. Net cash provided from financing activities during the six months ended June 30, 2015 consisted of $60 from the advances from stockholders.

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

Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and the reporting amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and valuation allowance of deferred tax assets; reporting currency, functional currency of the Company's subsidiaries and foreign currency exchange rate and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Income Taxes

The provision for income taxes is determined in accordance with the provisions of ASC Topic 740, “Income Taxes ” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three and six months ended June 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

Recent accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The guidance was effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years. In recent re-deliberations, the FASB approved a one-year deferral of the effective date of this guidance, such that it will be effective on January 1, 2018. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period (Topic 718)”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is evaluating the potential impacts of the new standard on its existing share-based compensation plans, but does not expect the impact to be material.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 addresses management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. This guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)” which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its condensed consolidated financial statements, but does not expect the impact to be material.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2015, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2015.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on March 7, 2012 (2)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 6, 2014 (3)
4.1	Form of common stock certificate(1)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (1)
10.2	Form of Shares for Debt Subscription Agreement for Common Shares (4)
10.3	Share Exchange Agreement, as amended (5)
14	Code of Business Conduct and Ethics (5)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

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

(4) Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange on October 23, 2013.

(5) Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on September 2, 2014, and as amended by that certain Agreement to Further Extend the Closing of the Share Exchange Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2015.

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

Date: August 12, 2015

