Form 10-Q
period 2015-09-30
GOLD UNION INC.
filed 2015-11-13
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_________________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 9, 2015, the issuer had outstanding 163,134,500 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1     Financial Statements

GOLD UNION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$–	$–

TOTAL ASSETS	$–	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Advances from stockholders	$70,156	$70,096
Accounts payables and accrued liabilities	85,051	40,342

Total liabilities	155,207	110,438

Stockholders’ deficit:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 163,134,500 and 82,500,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	16,313	16,313
Additional paid-in capital	200,256	200,256
Accumulated deficit during the development stage	(371,776)	(327,007)

Total stockholders’ deficit	(155,207)	(110,438)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$–

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended September 30,		Nine months ended\ September 30,
	2015	2014	2015	2014

REVENUE, NET	$–	$–	$–	$–

COST OF REVENUES	–	–	–	–

GROSS PROFIT	–	–	–	–

OPERATING EXPENSES:
General and administrative expenses	6,840	16,350	44,769	56,531
Total operating expenses	6,840	16,350	44,769	56,531

LOSS FROM OPERATIONS	(6,840)	(16,350)	(44,769)	(56,531)

Other income:
Foreign currency transactions gain	–	–	–	708
Other income, net	–	–	–	708

Loss from continuing operation	(6,840)	(16,350)	(44,769)	(55,823)

LOSS BEFORE INCOME TAXES	(6,840)	(16,350)	(44,769)	(55,823)

Income tax expense	–	–	–	–

NET LOSS	(6,840)	(16,350)	$(44,769)	$(55,823)

COMPREHENSIVE LOSS	$(6,840)	$(16,350)	$(44,769)	$(55,823)

Net loss per share– Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding– Basic and diluted	163,134,500	82,500,000	163,134,500	82,500,000

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(44,769)	$(55,823)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accrued expenses	44,709	22,839

Net cash used in operating activities	(60)	(32,984)

Cash flows from financing activities:
Advances from stockholders	60	32,600

Net cash provided by financing activities	60	32,600

NET CHANGE IN CASH AND CASH EQUIVALENTS	–	(384)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	–	525

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated	Total stockholders’
	No of shares	Amount	capital	deficit	deficiency
Balance as of January 1, 2015	163,134,500	$16,313	$200,256	$(327,007)	$(110,438)

Net loss for the period	–	–	–	(44,769)	(44,769)

Balance as of September 30, 2015	163,134,500	$16,313	$200,256	$(371,776)	$(155,207)

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

In the opinion of management, the consolidated balance sheet as of December 31, 2014 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE – 2     ORGANIZATION AND BUSINESS BACKGROUND

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 3     GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $371,776 as of September 30, 2015 and experienced negative cash flows from operations. The continuation of the Company as a going concern through September 30, 2015 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

For the three and nine months ended September 30, 2015 and 2014, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2015, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three and Nine months ended September 30, 2015 and 2014.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•     Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. These standards require retrospective application and represent a change in accounting principle. The standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting these standards to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. ASU 2015-02 makes targeted amendments to the current consolidation guidance that change the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance addresses concerns that current accounting might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is evaluating the impact of ASU 2015-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. ASU 2014-09 is therefore effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company does not expect this amendment to have a significant effect on its consolidated financial statements.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 6     INCOME TAXES

The Company generated an operating loss for the three and nine months ended September 30, 2015 and 2014 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards	$126,404	$111,182
Less: valuation allowance	(126,404)	(111,182)

Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $126,404 as of September 30, 2015. During the nine months ended September 30, 2015, the valuation allowance increased by $15,222, primarily relating to net operating loss carryforwards from the local tax regime.

Republic of Seychelles

Under the Republic of Seychelles law, G.U. International Limited is not subject to tax on income.

Hong Kong

G.U. Asia Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. There is no operation in Hong Kong during the period reported.

NOTE – 7     RELATED PARTY TRANSACTIONS

For the three and nine months ended September 30, 2015 and 2014, the Company provided office space by its director, Mr. Vincent Kim at no cost. The management determined that such cost was nominal and did not recognize the rent expense in its condensed consolidated financial statements.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 8     COMMITMENTS

On August 28, 2014, the Company executed a Share Exchange Agreement (the “Share Exchange Agreement”) with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 18 other individuals (collectively, the “PPGCT Shareholders”), pursuant to which we, through GUI, purchased 480 shares of Phnom Penh Golden Corridor Trading Co. Limited, a private limited company incorporated under the laws of the Kingdom of Cambodia (“PPGCT”), held by the PPGCT Shareholders, representing 48% of the issued and outstanding shares of common stock of PPGCT. As consideration, we agreed to issue to the PPGCT Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. The share exchange transaction is anticipated to close in the next twelve months.

NOTE – 9     SUBSEQUENT EVENT

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

On August 28, 2014, Gold Union, Inc. (“we”, “us” or the “Company”), executed a Share Exchange Agreement (the “Share Exchange Agreement”) with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 8 other individuals (collectively, the “Golden Corridor Shareholders”), pursuant to which we, through GUI, purchased 480 shares of Phnom Penh Golden Corridor Trading Co. Limited, a private Golden Corridor Shareholders, representing 48% of the issued and outstanding shares of common stock of Golden Corridor (the “GC Shares”). As consideration, we agreed to issue to the Golden Corridor Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. We expect to consummate the acquisition of the GC Shares on or before November 30, 2015. It is our understanding that the Golden Corridor Shareholders are not U.S. Persons within the meaning of Regulations S. Accordingly, the Shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. A copy of the Share Exchange Agreement is incorporated herein by reference and filed as Exhibit 10.3 to this quarterly report on Form 10-Q.

Golden Corridor owns three parcels of land located in the Kingdom of Cambodia, Kampong Speu Province, Chbarmorn District measuring an aggregate of 172,510 square meters (collectively, the “Properties”). Upon the consummation of the share exchange transaction, we hope to enter into the real property development business in Cambodia and expect to cease pursuit of the precious metal bullion trading business.

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

Employees

We currently do not have any full time or part time employees. Our Chief Executive Officer and Chief Financial Officer, Mr. Sae-Chua Supachai, is expected to work up to approximately five hours per week. If, and when, we develop our business of trading precious metal bullion and or consummate the acquisition of Golden Corridor, and are able to generate revenues from such intended business, we expect that Mr. Supachai will devote substantially more than five hours per week to our operations, and we may need to hire additional officers and employees for such operations.

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

Results of Operations

Comparison of the three months ended September 30, 2015 and September 30, 2014

The following table sets forth certain operational data for the three months ended September 30, 2015, compared to the three months ended September 30, 2014:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014
	(Unaudited)	(Unaudited)
Revenues, net	$–	$–

Operating expenses:
General and administrative expenses	6,840	16,350

Total operating expenses	6,840	16,350

Loss from operations	(6,840)	(16,350)

Other income (expense):	–	–

Loss before income taxes	(6,840)	(16,350)

Income tax expense	–	–

Net loss	(6,840)	(16,350)

Net Revenue. We have not generated revenues since inception. We are working to develop our business of trading precious metal bullion and hope to generate revenue as such business develops.

Operating Expenses. During the three months ended September 30, 2015, we incurred operating expenses of $6,840, consisting solely of professional fees. During the same period ended September 30, 2014, our operating expenses were $16,350, consisting solely of professional fees.

We expect our operating expenses to increase as we begin building our real estate development business after consummation of our acquisition of Golden Corridor. We expect to cease our pursuit of trading precious metal bullion upon our consummation of Golden Corridor.

Loss From Operations; Net Loss. We incurred a loss from operations of $6,840 and $16,350 for the three months ended September 30, 2015 and 2014, respectively. Similarly, we incurred a net loss of $6,840 and $16,350 for the same three-month period ended September 30, 2015 and 2014. The decrease in loss from operations and net loss resulted from a decrease in professional fees.

Comparison of the nine months ended September 30, 2015 and September 30, 2014

The following table sets forth certain operational data for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014:

	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
	(Unaudited)	(Unaudited)
Revenues, net	$–	$–

Operating expenses:
General and administrative expenses	44,769	56,531

Total operating expenses	44,769	56,531

Loss from operations	(44,769)	(56,531)

Other income:
Foreign currency transactions gain	–	(708)

Other income, net	–	(708)

Loss before income taxes	(44,769)	(55,823)

Income tax expense	–	–

Net loss	(44,769)	(55,823)

Net Revenue. We have not generated revenues since inception. We are working to develop our business of trading precious metal bullion and hope to generate revenue as such business develops.

Operating Expenses. During the nine months ended September 30, 2015, we incurred operating expenses of $44,769, consisting solely of professional fees. During the same period ended September 30, 2014, our operating expenses were $56,531, which consisted solely of professional fees.

We expect our operating expenses to increase as we begin building our real estate development business after consummation of our acquisition of Golden Corridor. We expect to cease our pursuit of trading precious metal bullion upon our consummation of Golden Corridor.

Loss From Operations. We incurred a loss from operations of $44,769 and $56,531 for the nine months ended September 30, 2015 and 2014, respectively.

Other Income (Expense), net. We recorded net other income in the amount of $0 for the nine months ended September 30, 2015, as compared to net other expense of $708 for the nine months ended September 30, 2014. Net other income for the nine months ended September 30, 2014, consisted of a gain of $708 in foreign currency transactions.

Net Loss. We recorded a net loss of $44,769 for the nine months ended September 30, 2015, as compared to $55,823 for the same period ended September 30, 2014.

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

As of September 30, 2015, our current assets were $0 and our current liabilities were $155,207 resulting in a working capital deficit of $155,207. As of December 31, 2014, our total assets were $0 and our current liabilities were 110,438. Our current liabilities as of September 30, 2015, consisted of $70,156 of advances from our stockholders and $85,051 of accounts payables and accrued liabilities.

Stockholders’ deficit increased from $110,438 as of December 31, 2014 to $155,207 as of September 30, 2015.

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

	Nine Months Ended
	9/30/2015	9/30/2014
Net cash provided by (used in) operating activities	(60)	(32,984)
Net cash (used in) provided by financing activities	60	32,600

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the nine months ended September 30, 2015, net cash used in operating activities was $60 compared to net cash used in operating activities of $32,984 for the nine months ended September 30, 2014.

Net Cash Provided By Financing Activities.

During the nine months ended September 30, 2015, net cash provided from financing activities was $60 compared to net cash provided from financing activities of $32,600 for the same period ended September 30, 2014. Net cash provided from financing activities during the nine months ended September 30, 2015 consisted of advances from stockholders.

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

•     Recent accounting pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs are presented on the balance sheet as a deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. These standards require retrospective application and represent a change in accounting principle. The standard is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the impact of adopting these standards to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) – Amendments to the Consolidation Analysis. ASU 2015-02 makes targeted amendments to the current consolidation guidance that change the analysis a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance addresses concerns that current accounting might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early application is permitted. The Company is evaluating the impact of ASU 2015-02 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. ASU 2014-09 may be applied using either a full retrospective or a modified retrospective approach. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively delayed the adoption date of ASU 2014-09 by one year. ASU 2014-09 is therefore effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2016. The Company does not expect this amendment to have a significant effect on its consolidated financial statements.

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

ITEM 4     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2015, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2015.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(4) Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange on October 23, 2013.

(5) Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange on September 2, 2014, and as amended by that certain Agreement to Further Extend the Closing of the Share Exchange Agreement filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2015.

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

Date: November 12, 2015

