Form 10-K
period 2015-12-31
GOLD UNION INC.
filed 2016-04-14
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54239

GOLD UNION INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1772663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama,

Bandar Utama PJU 6, 47600 Petaling Jaya,

Selangor, Malaysia

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (+603)76297080

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

Yes ☒ No ☐

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of April 14, 2016, computed by reference to the price at which such stock was last sold on the OTC Bulletin Board ($0.05 per share) on that date, was approximately $39,406,725.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 11, 2016
Common Stock, $.0001 par value per share	2,663,134,500

DOCUMENTS INCORPORATED BY REFERENCE: None

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

ITEM 1. DESCRIPTION OF BUSINESS.

History

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” . Effective January 6, 2014, we changed our name to “Gold Union Inc.”

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

Effective March 7, 2012, we increased the number of our authorized shares of common stock to three billion shares (3,000,000,000) and engaged in a forward stock split of its common shares whereby each one share of our common stock was split into fifteen shares of our common stock.

During the second fiscal quarter of 2014, we elected to discontinue our business of exploiting the Patent and began to consider other business opportunities that may bring quicker and greater value to our stockholders. We initially considered entering into the business of trading precious metal bullion primarily in the Asia Pacific region. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our initial intended business operations.

During the third fiscal quarter of 2014, we identified an opportunity to enter into the real property development business in Cambodia. On August 28, 2014, we executed a Share Exchange Agreement with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 8 other individuals (collectively, the “Golden Corridor Shareholders”), which agreement was amended several times to extend the closing date of the acquisition (collectively, the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, we, through GUI, purchased 480 shares of Phnom Penh Golden Corridor Trading Co. Limited (the “GC Shares”), from 9 private Golden Corridor Shareholders, representing 48% of the issued and outstanding shares of common stock of Golden Corridor. As consideration, we agreed to issue to the Golden Corridor Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. We consummated the acquisition of the GC Shares on December 31, 2015.

Golden Corridor owns three parcels of land located at National Road 44, Phum Phkung, Chbarmorn Commune, Chbarmorn District, Kampong Speu Province, Kingdom of Cambodia, measuring an aggregate of 172,510 square meters (collectively, the “Properties”). Pursuant to an independent valuation conducted by a third party appraisal firm licensed under the Ministry of Economy and Finance of Cambodia and the Securities and Exchange Commission of Cambodia, the Properties have an estimated value of US $10,350,600 as of April 8, 2014. Golden Corridor intends to develop the Properties into an industrial park for rental income within the next two or three years. Golden Corridor has not yet commenced any significant operations.

As a result of our acquisition of the GC Shares, we elected to cease our metal bullion trading business and enter into the real estate development and rental business located in the Kingdom of Cambodia.

A chart of our corporate structure is set forth below.

Description of Business

On August 14th, 2013, PHNOM PENH GOLDEN CORRIDOR TRADING CO., LTD. (“Golden Corridor”) was officially registered as a private limited liability company and obtained the company business license from the Ministry of Commerce of the Kingdom of Cambodia. Golden Corridor intends to engage in the business of purchasing, selling and leasing of land and houses, as well as making investments in industrial properties.

On September 2, 2013, Golden Corridor acquired 3 parcels of land totaling 172,510 square meters located at National Road 44, Phum Phkung, Chbarmorn Commune, Chbarmorn District, Kampong Speu Province, Kingdom of Cambodia (the “Properties”) at a purchase price of 2,560,950,000 Riel. On April 8th, 2014, Vtrust Appraisal Co., Ltd., a valuation company having valuation license from Ministry of Economy and Finance and Securities and Exchange Commission of Cambodia (SECC), appraised that the Properties at a fair market value of approximately US$10,356,000. According to the valuation report, the Properties are classified under Community Development type of property.

Golden Corridor plans to develop the Properties into an industrial park. It expects to construct, market, sell and or lease light industrial factories, shop lots and low and medium cost residential houses on the Properties. Golden Corridor estimates that it will require approximately US$200,000 to engage the necessary technical experts (including a property development consultant, architect, and civil and electrical engineers) to draw up a comprehensive property development plan. It hopes to raise such funds through loans from its executive officers, directors or shareholders or financial institutions. In the event that Golden Corridor fails to raise the funds required within the next 12 months, it may apply to the land authority in Phnom Penh to subdivide the Properties into smaller parcels and sell such parcels to small and medium sized enterprises and individuals to build their factories, shops and low and medium cost houses in accordance to the current laws in the Kingdom of Cambodia. Golden Corridor hopes to complete such development within the next two or three years, subject to the final approval from the local government.

There can be no assurance that Golden Corridor or the Company will ever obtain such funds required to commence property development. Accordingly, our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new property development business, and therefore, our investment in Golden Corridor is a highly speculative venture involving significant financial risk.

Market Information

According to an April 2014 report by CB Richard Ellis (Cambodia) Co. Ltd., an affiliate of CBRE Group, Inc., the industrial market in Cambodia remained stable with continued foreign direct investment in manufacturing. It was reported that the inflation rate of Cambodia was 2.9% for the year 2014 which was relatively low as compared to other countries in the Southeast Asian region. It also reported the following trends: the minimum wages for manufacturing sector are comparatively low; Cambodia’s industrial output grew by 9.5% over the course 2013, the 17th highest industrial growth rate globally and above wider Cambodian GPD of 7.3%; the minimum wage for manufacturing industry workers that were introduced in 2014 appeared not to have significantly diminished demand for industrial space in the short-term; and the rents in industrial zones were generally stable as a continuation of trends seen in 2013, with a rental rate of US$2.50 per square meter per month for prime locations in industrial zones and US$2.0 per square meter per month in lower quality industrial zones, where units are of a lesser standard. It is believed that there remains a distinct lack in the supply of light industrial buildings as occupancy levels in existing industrial zones remain high.

Near-Term Requirements For Additional Capital

For the immediate future, we intend to finance our real estate development efforts and any future real estate acquisitions through sales of our securities to existing shareholders and loans from existing shareholders or financial institutions.

We intend to focus on our near-term goal of developing our Properties and any other properties slated for acquisition through prudent use of available resources and our long-term goal of maximizing the value of our development projects. We believe that Kampong Speu, Cambodia is a desirable market and we intend to continue exploring acquisitions in the region. We believe that our developments will have inherent value given their unique nature and location and that this value should be sustainable in the future.

Golden Corridor is subject to all of the risks inherent in a property development company, including the fall in value of the Properties. It has never generated revenues. We expect Golden Corridor to incur relatively small operating losses over the next twelve months until we begin property development activities. There can be no assurance that that we will ever be successful in our new real estate development business.

Competition

The real estate development business is highly competitive and fragmented. We compete against numerous public and private developers of varying sizes, ranging from local to national in scope. As a result, we may be competing for investment opportunities, financing, and potential buyers with entities that may possess greater financial, marketing, or other resources than we have. Competition for potential buyers has been intensified by an increase in the number of available properties resulting from the recent boom in the real estate market. Our prospective customers generally have a variety of choices of new and existing homes, commercial buildings, home and commercial sites when considering a purchase. We attempt to differentiate our properties primarily on the basis of community design, location, price, quality, uniqueness, and amenities.

The real estate investment industry is highly fragmented among individuals, partnerships and public and private entities, with no dominant single entity or person. Although we may compete against large sophisticated owners and operators, owners and operators of any size can provide effective competition for prospective tenants. We compete for tenants primarily on the basis of property location, rent charged, and the design and condition of improvements.

Intellectual Property

We expect to rely on, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention.

In addition, the laws of Cambodia may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. We expect that our revenue will be derived principally from our operations in Cambodia where intellectual property protection may be limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of our companies and products. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

Government Regulation and Environmental Matters

Our real estate investments are subject to extensive local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations relating to the environment and wildlife such as air and water quality and protection of endangered species and their habitats. Such regulation may delay development of our properties and result in higher than anticipated developmental and administrative costs. Based on an analysis of our operations in relation to current and presently anticipated environmental requirements, we currently do not anticipate that these costs will have a material adverse effect on our future operations or financial condition.

According to a July 2014 report by CB Richard Ellis (Cambodia) Co. Ltd., land titles in Cambodia are represented in two forms: soft and hard title. Soft title refers to a title where a property is registered at the local municipal level but which cannot be used as collateral for bank loans while hard title refers to a title issued at the national government level which can be used as collateral for bank loans. Hard title is the most secure form of ownership. However, the majority of transactions still occur for land with soft title to avoid high transaction costs which include property registration taxes and ownership transfer fees. Private freehold ownership is permissible for all types of land but the full ownership is restricted to Cambodian citizens or companies with the majority of shares being owned by Cambodian citizens. Foreign investors may acquire freehold land only through a land holding company, 51% of which is controlled by a Cambodian citizen or company. Foreign investors can also use land in Cambodia under a long-term lease. The maximum lease term is restricted to 50 years determined by the civil code established in December 2011. The lease structure system allows foreign investors to lease property if the property is properly registered with a land title certificate. Property tax is levied on all property worth over 100 million Riel in Cambodia. This report also described the government’s taxes on the sale, transfer and ownership of land and properties in Cambodia. According to the report, tax is payable annually by the owner of the property at a rate of 0.1% of the government assessed value; Unused Land Tax is payable for all unused land, calculated at a rate of 2% of the market value of the land per square meter as determined by the Unused Land Valuation Commission of the Ministry of Economy and Finance, on an annually basis; and Property Transfer Tax is levied on a sale of land with Hard Title, at 4% of the assessed property value determined by the tax department, by the purchaser.

Seasonality

Our real estate business is not subject to seasonality.

Insurance

Neither we nor Golden Corridor currently maintain property, business interruption and casualty insurance. Golden Corridor intends to obtain such insurance in accordance with customary industry practices.

Employees

We currently do not have any full time or part time employees. Our Chief Executive Officer, Chief Financial Officer, and Secretary, Lim Yew Chuan, is expected to carry out all administrative functions. Once Golden Corridor begins development activities, we expect Golden Corridor to hire additional officers and employees for such operations.

We do not have any union employees.

Corporation Information

During the fiscal year 2015 our principal executive office was located at 18th Floor, Canadia Tower #315, Monivong Boulevard, Corner Ang Duong Street, 12202 Phnom Penh, Cambodia, Tel: 855 23 962 300. Since March 1, 2016, our principal executive office was relocated to L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor, Malaysia, telephone number (+603)76297080, facsimile (+603)76297083.

We have engaged Nevada Agency and Transfer Company located at 50 West Liberty Street, Reno, Nevada 89501, telephone number (775) 322-0626, facsimile (775) 322-5623, to serve as our stock transfer agent.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

During the fiscal year 2015, our principal executive office was located at 18th Floor, Canadia Tower, #315, Monivong Boulevard, Corner Ang Duong Street, 12202 Phnom Penh, Cambodia, Telephone No.: +855 23 962 300. We were party to a month to month lease with Regus, an unaffiliated third party, at a monthly rate of $79.00. On March 1, 2016, our principal office was relocated to L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor, Malaysia, telephone number (+603)76297080, facsimile (+603)76297083. This office is provided by our new substantial shareholder, Ms. Kao Wei-Chen, at no charge and no fixed term.

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

We also own three parcels of land located at National Road 44, Phum Phkung, Chbarmorn Commune, Chbarmorn District, Kampong Speu Province, Kingdom of Cambodia, measuring an aggregate of 172,510 square meters. We intend to develop these parcels into an industrial park. We expect to construct, market, sell and or lease light industrial factories, shop lots and low and medium cost residential houses on these parcels.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTCPink under the symbol “GOLU”. As of April 11, 2016, the last closing price of our securities was $0.05, with little to no quoting activity. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

Our trading symbol was changed from “ANCV” to “GOLU” in January 2014. Our common stock was posted for trading under the symbol “ANCV” since approximately July 6, 2011, with little to no trading or volume.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2015:
First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.05	$0.05
Fiscal year ended December 31, 2014:
First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.05	$0.05

(b)  Approximate Number of Holders of Common Stock

As of April 11, 2016, there were approximately 50 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2015, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2015 and 2014. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

During the third fiscal quarter of 2014, we identified an opportunity to enter into the real property development business in Cambodia. On August 28, 2014, we executed a Share Exchange Agreement (the “Share Exchange Agreement”) with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 18 other individuals (collectively, the “PPGCT Shareholders”), pursuant to which we, through GUI, would purchase 480 shares of Phnom Penh Golden Corridor Trading Co. Limited, a private limited company incorporated under the laws of the Kingdom of Cambodia (“PPGCT”), held by the PPGCT Shareholders, representing 48% of the issued and outstanding shares of common stock of PPGCT. As consideration, we agreed to issue to the PPGCT Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. The share exchange transaction closed December 31, 2015. It is our understanding that the PPGCT Shareholders are not U.S. Persons within the meaning of Regulations S. Accordingly, the Shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. A copy of the Share Exchange Agreement and its amendments are incorporated herein by reference and filed as Exhibits 10.3 through and including 10.6 to this annual report.

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

Results of Operations

Comparison of the year ended December 31, 2015 and December 31, 2014

The following table sets forth certain operational data for the year ended December 31, 2015, compared to the year ended December 31, 2014:

	Fiscal year ended	Fiscal year ended
	December 31, 2015	December 31, 2014
Revenues	$–	$–

Expenses:
Professional Fees	86,624	64,503
General and administrative expenses	75,342	60,983

(Loss) From Operations	(161,966)	(125,036)

Other Income
Foreign exchange gain	–	520

Loss before income tax provision	(161,966)	(124,516)
Income tax provision	–	–

Net (Loss)	$(161,966)	(124,516)

Net Revenue. We have not generated revenues since inception and have not yet commenced business operations. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such businesses develop.

Operating Loss. During the year ended December 31, 2015, we incurred operating losses of $161,966, consisting solely of professional fees. During the same period ended December 31, 2014, our operating expense was $125,036, consisting of professional fees.

Other Income (Expense), net. We recorded net other expense in the amount of $35,432 for the twelve months ended December 31, 2015, as compared to $520 for the twelve months ended December 31, 2014, which was a loss in foreign currency transactions.

Net Loss. We recorded a net loss of $161,966 and $124,516 for the twelve months ended December 31, 2015, and 2014, respectively. The increase in net loss is primarily due to an increase in professional fees associated with the acquisition of Golden Corridor and our equity loss from our investment in Golden Corridor.

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

As of December 31, 2015, our current assets were $120,577 consisting of cash and cash equivalents and prepayment and deposit and our current liabilities were $214,837 resulting in a working capital deficit of $94,260. Our current liabilities consisted of $189,063 in advances from our director and $25,774 in accounts payable and accrued expenses.

Stockholders’ equity decreased from $277,471 as of December 31, 2014, to $153,890 as of December 31, 2015.

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

	Twelve months ended
	12/31/2015	12/31/2014
Net cash used in operating activities	(197,356)	(94,399)
Net cash provided by financing activities	118,967	51,596

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the twelve months ended December 31, 2015, net cash used in operating activities was $197,356 compared to net cash used in operating activities of $94,399 for the twelve months ended December 31, 2014. Net cash used consisted of a net loss of $161,966 and accrued expenses of $35,390.

Net Cash Provided By Financing Activities.

During the twelve months ended December 31, 2015, net cash provided by financing activities was $118,967 compared to net cash provided by financing activities of $51,596 for the same period ended December 31, 2014. Net cash provided from financing activities during the twelve months ended December 31, 2015 consisted of advances from stockholders.

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company's financial position or results of operations.

In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.   Financial Statements and Supplementary Data.

The consolidated financial statements and the Report of Independent Registered Certified Public Accounting Firm thereon are filed pursuant to this Item 8 and are included in this report beginning on page F-1.

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2015.

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

As of December 31, 2015, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2015.

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

Name	Age	Position
Lim Yew Chuan	67	Director, Chief Executive Officer, Chief Financial Officer and Secretary

Set forth below are the directors of Phnom Penh Golden Corridor Trading Co. Ltd. (“Golden Corridor”)

Name	Age	Position
Kao Hsuan-Ying (aka Kao Wei-Chen)	59	Director (Chairperson)
Chen Wei Nian	19	Director
Chen Yi Jun	20	Director

Golden Corridor currently does not have any other executives or employees.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company, and each of the directors of Phnom Penh Golden Corridor Trading Co. Ltd.

Lim Yew Chuan, age 67, a Malaysian, joined us on February 18, 2016, as our Chief Executive Officer, Chief Financial Officer, Secretary and Director. He has been working as an independent business and system consultant out of Malaysia since his last position in 2011 as Senior Vice President of Systems in Interpay International Group Limited, a subsidiary of Cardtrend International Inc., a Nevada incorporated company, involving in payment systems. He possesses of over 40 years of business experience in South East Asia with 13 years in the payment industry in Asian countries. Prior to joining iSynergy Sdn. Bhd., a payment company in Malaysia issuing MasterCard payment cards, where he worked as the Vice President of Systems between 1998 to 2008, Mr. Lim worked as a dealer representative of AmSteel Securities Sdn. Bhd., a large stock broking company in Malaysia in the mid-90s, handling mainly corporate clients. Prior to this, Mr. Lim worked as the manager of a company in Malaysia since 1975, dealing in trading of hardware materials for construction and engineering industries. Mr. Lim holds a B.Sc. Degree in Mathematics & Computing from the University of North London, London, UK, where he graduated in 1974. Mr. Lim speaks and writes English and Malay.

Kao Wei-Chen (aka Kao Hsuan-Ying), age 59, Taiwanese, has served as a director and the Chairwoman of the Phnom Penh Golden Corridor Trading Co. Ltd. since its inception on August 14, 2013. During 1977 to 1985, Ms. Kao served as the CEO of Taichung Jiyuan Enterprise in Taichung, Taiwan. As the CEO of Taichung Jiyuan Enterprise, she led a team in developing and building the company's business of wholesaling of imported household general and electrical goods. At the end of 1985, Ms. Kao was appointed as the CEO of Thailand Cai Hong Co. Ltd.., an import/export private limited company incorporated in Bangkok, Thailand. She left Thailand Cai Hong Co. Ltd. in 1995 and became an executive director of Thailand Luxury Living International Pte. Ltd., a direct marketing company in Bangkok selling spa and health products. In 2008, Ms. Kao resigned from Thailand Luxury Living International Pte. Ltd. and formed her own trading company, S.I. Global Limited, a private limited company incorporated in Hong Kong, dealing in consumer health products. Ms. Kao has been investing in properties in South-east Asian countries since 1995 and owns several properties in Taiwan, Thailand and Malaysia. Ms. Kao graduated with a Bachelor of Arts Degree in 1976 from Taiwan’s National Chung Hsing University, Taichung, Taiwan, majoring in history. We believe that Ms. Kao’s business experience and familiarity with the business environment in Asia is beneficial to the property development business of Phnom Penh Golden Corridor Trading Co. Ltd. in Cambodia.

Chen Wei Nian, age 19, Cambodian, serves as a non-executive director of Phnom Penh Golden Corridor Trading Co. Ltd. from December 1, 2014. Mr. Chen is the Sales & Marketing Manager of Huione Co. Ltd., a private limited company in Phnom Penh, Cambodia, trading in building materials. Prior to joining Huione Co. Ltd., Mr. Chen was the Executive Manager of HungHao Construction Co. Ltd., a construction company in Phnom Penh, Cambodia. Mr. Chen attended Houma High School in Phnom Penh, Cambodia from 2011 to 2013. We believe that Mr. Chen’s experience and familiarity with the building and construction industry qualify him to serve as a director of Golden Corridor.

Chen Yi Jun, age 20, Cambodian, serves as a non-executive director of Phnom Penh Golden Corridor Trading Company from December 1, 2014. Ms. Chen was a piano teacher from 2013 to 2014 at Ars Nova Music Centre, Phnom Penh, Cambodia. Following her resignation from her piano teaching job in 2014, Ms. Chen was a customer sales consultant in an electrical home appliances retailer in Phnom Penh, Cambodia. Ms. Chen is an accountant in a car repair company in Phnom Penh. She obtained a high school diploma in 2012 from Houma High School in Phnom Penh, Cambodia. In 2014, Ms. Chen obtained a Diploma in Business from Raffles International College, Phnom Penh, Cambodia, In 2014 Ms. Chen is proficient in Khmer, Chinese and English. She possesses computer skills in Microsoft Word, PowerPoint and Excel. We believe that Ms. Chen’s familiarity with Golden Corridor and general business experience qualify her to serve as a director of Golden Corridor.

Family Relationships.

Ms. Chou Pei-Chi, Ms. Chou Pei-Ying and Mr. Chou Feng-Kai are siblings and shareholders of the company. They are also children of Ms. Kao Wei-Chen (aka Kao Hsuan-Ying), the director and Chairperson of Golden Corridor. Except as set forth above, there are no other family relationships between the directors and executive officers of the Company and Golden Corridor, and there are no family relationships between the directors and executive officers of the Company and its subsidiaries, as well as between the directors of the Company’s subsidiaries and Golden Corridor.

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

Director Nominations

As of December 31, 2015, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that these persons have complied with all applicable filing requirements during fiscal year ended December 31, 2015, except as set forth below: Kao Hsuan-Ying (aka Kao Wei-Chen) has not yet filed her Form 3 and Schedule 13D and Ms. Chou Pei-Chi, Ms. Chou Pei-Ying and Mr. Chou Feng-Kai have not yet filed their Schedule 13D’s.

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

Our named executive officers are eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the board of directors provides the bonus recommendation for the Chief Executive Officer. However, the board has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the board may deem relevant. The Company did not award any cash bonuses during fiscal year 2015.

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

The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers. The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives. We base the amount of compensation for our executives on negotiations between us and the executive. We did not perform any formal third party benchmarking or other market analysis with respect to the amount of such executive’s compensation.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2015 and 2014 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2015 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2015.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)

Lim Yew Chuan (1)	2015	0	0	0	0	0
(Chief Executive Officer, Chief Financial Officer and Secretary)

Sae-Chua Supachai (2)	2015	0	0	0	0	0
(former Chief Executive Officer, Chief Financial Officer and Secretary)	2014	0	0	0	0	0

Vincent Kim (3)	2015	0	0	0	0	0
(former Chief Executive Officer, Chief Financial Officer and Secretary)	2014	0	0	0	0	0

 __________________________

(1)	Lim Yew Chuan was appointed to serve as our Chief Executive Officer, Chief Financial Office, Secretary and director on February 18, 2016.
(2)	Mr. Supachai served as our Chief Executive Officer, Chief Financial Office, Secretary and director from February 12, 2014 to November 17, 2015.
(3)	Vincent Kim served as our Chief Executive Officer, Chief Financial Officer, Secretary and director from November 17, 2015 to February 18, 2016.

Narrative disclosure to Summary Compensation

There are currently no employment agreements or other contracts or arrangements with our officers or directors. There are no compensation plans or arrangements, including payments to be made by us, with respect to our officers, directors or consultants that would result from the resignation, retirement or any other termination of any of our directors, officers or consultants. There are no compensation plans or arrangements for our directors, officers, employees or consultants that would result from a change-in-control.

Equity Awards

There are no unvested options, warrants or convertible securities outstanding.

At no time during the last fiscal year with respect to any of any of our executive officers was there:

>	any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;
>	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
>	any option or equity grant;
>	any non-equity incentive plan award made to a named executive officer;
>	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
>	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended December 31, 2015, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Lim Yew Chuan, our Chief Executive Officer, Chief Financial Officer, and Secretary. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Lim Yew Chuan

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 11, 2016, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock (2)

Lim Yew Chuan (3)	0	0%
Kao Wei-Chen (aka Kao Hsuan-Ying (4)	1,125,000,000	42.24%
Chou Pei-Chi (5)	250,000,000	9.39%
Chou Pei-Ying (5)	250,000,000	9.39%
Chou Feng-Kai (5)	250,000,000	9.39%
All executive officers and directors as a group (one person)	0	0%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Gold Union, Inc., L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor, Malaysia.

(2)	Applicable percentage ownership is based on 2,663,134,500 shares of common stock outstanding as of April 11, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of April 11, 2016. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 11, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Mr. Lim Yew Chuan is the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.
(4)	Ms. Kao Wei-Chen (aka Kao Hsuan-Ying) is a Director of Phnom Penh Golden Corridor Trading Co. Ltd. Her address is L8-09, Wisma BU8, No.11, Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor Darul Ehsan, Malaysia.
(5)	Ms. Chou Pei-Chi, Ms. Chou Pei-Ying and Mr. Chou Feng-Kai are siblings and they are children of Ms. Kao Wei-Chen (aka Kao Hsuan-Ying)

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2015 and December 31, 2014, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our directors and shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds are due on demand. As of December 31, 2015, Vincent Kim, our previous Director and Chief Executive Officer, Chief Financial Officer and Secretary advanced $189,063 , all of which is outstanding.

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

Director Independence

Our board of directors currently consists of Lim Yew Chuan, our sole executive officer, who does not qualify as an independent director under the published listing requirements of the NASDAQ Stock Market or the NYSE. As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”

ITEM 14.   Principal AccountING Fees And Services.

HKCMCPA Company Limited (“HKCMCPA”) audited our financial statements for the fiscal years ended December 31, 2015 and 2014.

All audit work was performed by the full time employees of HKCMCPA for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by HKCMCPA. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	December 31, 2015	December 31, 2014

Audit fees	$15,500	$12,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	15,500	12,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

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

GOLD UNION INC.

	By:	/s/ Lim Yew Chuan
Lim Yew Chuan
Chief Executive Officer, Chief Financial Officer
Dated: April 14, 2016

GOLD UNION INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

Gold Union Inc.

We have audited the accompanying consolidated balance sheets of Gold Union Inc. (“the Company”) as of December 31, 2015 and 2014 (restated) and the related consolidated statements of operations, cash flows and changes in equity for the years ended December 31, 2015 and 2014 (restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of operations and cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses this year, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

April 14, 2016

GOLD UNION INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2015	2014
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$115,935	$194,324
Prepayments and deposits	4,642	70
	120,577	194,394
Non-current assets:
Land under development	$630,000	$630,000
TOTAL ASSETS	$750,577	$824,394

LIABILITIES AND EQUITY
Current liabilities:
Amounts due to related parties	$189,063	$70,096
Accounts payables and accrued liabilities	25,774	56,592
Total liabilities	214,837	126,688

Stockholders’ equity
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 and 2,663,134,500 shares issued and outstanding as of December 31, 2015 and 2014, respectively	266,313	266,313
Additional paid-in capital	387,055	387,055
Accumulated deficit	(499,478)	(375,897)

Total Gold Union Inc.’s stockholders’ equity	153,890	277,471

Non-controlling interests	381,850	420,235

Total equity	535,740	697,706

TOTAL LIABILITIES AND EQUITY	$750,577	$824,394

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2015	2014
		(Restated)
Revenue	$–	$–

Operating Expenses:
Professional fees	86,624	64,053
General and administrative expenses	75,342	60,983

Operating loss	(161,966)	(125,036)

Other income:
Foreign exchange gain	–	520

Loss before income tax	(161,966)	(124,516)

Income tax expense	–	–

Net loss	$(161,966)	$(124,516)

Net loss attributable to non-controlling interest	(38,385)	(31,711)

Net loss attributable to the Company	$(123,581)	$(92,805)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2015	2014
		(Restated)
Cash flows from operating activities:
Net loss	$(161,966)	$(124,516)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepayments and deposits	–	(70)
Accounts payable and accrued liabilities	(35,390)	30,187

Net cash used in operating activities	(197,356)	(94,399)

Cash flows from financing activities:
Advances from related parties	118,967	51,596

Net cash provided by financing activities	118,967	51,596

NET CHANGE IN CASH AND CASH EQUIVALENTS	(78,389)	(42,803)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	194,324	237,127

CASH AND CASH EQUIVALENTS, END OF YEAR	$115,935	$194,324

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated	Total stockholders’	Non-controlling	Total
	No of shares	Amount	capital	deficit	equity	Interest	equity

Balance as of December 31, 2013 (Restated)	2,500,000,000	$250,000	$186,799	$(19,618)	$417,181	$451,946	869,127

Issuance of shares for acquisition of legal acquirer	163,134,500	16,313	200,256	(263,474)	(46,905)		(46,905)

Net loss for the year	–	–	–	(92,805)	(92,805)	$(31,711)	(124,516)

Balance as of December 31, 2014 (Restated)	2,663,134,500	$266,313	$387,055	$(375,897)	277,471	420,235	$697,706

Net loss for the year	–	–	–	(123,581)	(123,581)	$(38,385)	(161,966)

Balance as of December 31, 2015	2,663,134,500	$266,313	$387,055	$(499,478)	$153,890	$381,850	$535,740

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Gold Union Inc. (formerly “Advanced Ventures Corp.”, or the “Company”) was incorporated under the laws of the State of Delaware on July 6, 2010. The Company has revised its business plan to trade in precious metal bullion primarily in the Asia Pacific region.

Effective January 6, 2015, Advanced Ventures Corp. effected a name change to Gold Union Inc.

On March 27, 2012, the Company formed a wholly owned subsidiary, Advanced Ventures (HK) Ltd., under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”). Advanced Ventures (HK) Ltd. engages in the same line of business as that of the Company. On November 1, 2014 the Company dissolved Advanced Ventures (HK) Ltd. Advanced Ventures (HK) Ltd. which was inactive during its existence.

On July 21, 2014, the Company formed G.U. Asia Limited, a limited company, under the laws of Hong Kong, for the purpose of conducting business in Asia.

On July 31, 2014, the Company formed G.U. International Limited, under the laws of the Republic of Seychelles.

On December 31, 2015, the Company completed the acquisition of 48% equity interest in Phnom Penh Golden Corridor Trading Co. Limited (“PPGCT”) in exchange of 2,500,000,000 shares of its common stock. PPGCT was treated as the acquirer for accounting purpose since the original stockholders of PPGCT owned a majority of the shares of the Company’s common stock immediately following the completion of the transaction. PPGCT was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquire. This transaction was accounted for as a reverse acquisition under U.S. GAAP. Historical stockholders’ equity of the acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the Company and its subsidiaries.

The Company’s fiscal year end is December 31.

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from continuous losses with an accumulated deficit of $499,478 as of December 31, 2015 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2015 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The consolidated financial statements include the accounts of GOLU and its wholly-owned subsidiaries and the accounts of PPGCT, which represent substantially all of the Company’s consolidated assets and liabilities as of December 31, 2015 and 2014, respectively. Although the Company legally owns 4% equity interest in PPGCT, there is an effective control of PPGCT by the common shareholders of the Company and PPGCT, and whose financial statements are required to be consolidated. All significant inter-company accounts and transactions were eliminated in consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Land under development

Land under development relating to freehold farmland, is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Long-lived assets primarily include freehold farmland held for development. In accordance with the provision of ASC Topic 360, “ Impairment or Disposal of Long-Lived Assets ”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

Policy for Capitalizing Development Cost

The cost of land includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Land under Development in the balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of December 31, 2015 and 2014, there was no such capitalized interest and capitalized development cost.

A variety of costs are incurred in the acquisition, development and construction of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “ Interest – Capitalization of Interest ” and ASC Topic 970 “ Real Estate - General ”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalized only those costs associated with the portion under construction. No cost was capitalized during the years ended December 31, 2015 and 2014.

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

There were no potentially outstanding dilutive shares for the years ended December 31, 2015 and 2014.

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company's financial position or results of operations.

In July 2015, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842) . Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

4.	LAND UNDER DEVELOPMENT

In September 2013, the Company purchased three pieces of freehold farmland located at Phkang Village, Chbarmorn Commune, Chbarmorn District, Phnom Penh, Cambodia with a total land size of 172,510 meter square. These lands are currently vacant and the Company is actively anticipating the town planning and development application. The Company expects to develop and construct an industrial complex for rental income purpose, which will be completed in the next two to three years, subject to the final approval from the local government.

No depreciation is provided for during the periods presented.

5.	INCOME TAXES

United States of America

Gold Union Inc. is incorporated in the State of Delaware and is subject to United States of America tax law.

As of December 31, 2015, the Company incurred $415,156 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $141,153 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$141,153	$111,182
Less: valuation allowance	(141,153)	(111,182)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $141,153 as of December 31, 2015. In 2015, the valuation allowance increased by $29,971, primarily relating to net operating loss carryforwards from the local tax regime.

6.	STOCKHOLDERS’ EQUITY

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

On December 31, 2015, the Company completed the acquisition of 48% equity interest in Phnom Penh Golden Corridor Trading Co. Limited in exchange of 2,500,000,000 shares of its common stock. These 2,500,000,000 shares were subsequently issued to the shareholders of Phnom Penh Golden Corridor Trading Co. Limited.

As of December 31, 2015, the Company had a total of 2,663,134,500 shares of its common stock issued and outstanding.

7.	RELATED PARTY TRANSACTIONS

Advances from Stockholders

From time to time, stockholders and directors of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

Free Office Space from its Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

8.	SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2015 up through the date was the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

