Form 10-Q
period 2016-03-31
GOLD UNION INC.
filed 2016-05-19
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

____________________

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54761

GOLD UNION INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1772663
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama,

Bandar Utama PJU 6

47600 Petaling Jaya, Selangor, Malaysia

+603 77339088
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

As of May 13, 2016, the issuer had outstanding 2,663,134,500 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

GOLD UNION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$99,306	$115,935
Prepayments and deposits	4,642	4,642

	103,948	120,577

Non-current assets:
Land under development	$630,000	$630,000

TOTAL ASSETS	$733,948	$750,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to a related party	$189,192	$189,063
Accounts payables and accrued liabilities	43,053	25,774

Total liabilities	232,245	214,837

Commitments and contingencies

Stockholders’ deficit:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 and 2,663,134,500 shares issued and outstanding as of March 31,2016 and December 31, 2015, respectively	266,313	266,313
Additional paid-in capital	387,055	387,055
Accumulated deficit	(524,868)	(499,478)

Total stockholders’ deficit	128,500	153,890

Non-controlling interests	373,203	381,850

Total equity	501,703	535,740

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$733,948	$750,577

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended March 31,
	2016	2015
		(Restated)
Revenue	$–	$–

Operating Expenses:
Professional fees	17,408	22,693
General and administrative expenses	16,629	18,683

Loss before income tax	(34,037)	(41,376)

Income tax expense	–	–

Net loss	$(34,037)	$(41,376)

Net loss attributable to non-controlling interest	(8,647)	(9,715)

Net loss attributable to the Company	(25,390)	(31,661)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2016	2015
		(Restated)
Cash flows from operating activities:
Net loss	$(34,037)	$(41,376)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	129	7,693

Net cash used in operating activities	(33,908)	(33,683)

Cash flows from financing activities:
Advances from related parties	17,279	–

Net cash provided by financing activities	17,279	–

NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,629)	(33,683)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,935	194,324

CASH AND CASH EQUIVALENTS, END OF PERIOD	$99,306	$160,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	No of shares	Amount	capital	deficit	equity	interest	equity
Balance as of December 31, 2015 (Audited)	2,663,134,500	$266,313	$387,055	$(499,478)	$153,890	381,850	535,740

Net loss for the period	–	–	–	(25,390)	(25,390)	(8,647)	(34,037)

Balance as of March 31, 2016	2,663,134,500	$266,313	$387,055	$(524,868)	$128,500	373,203	501,703

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE – 2     ORGANIZATION AND BUSINESS BACKGROUND

Gold Union Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 6, 2010. The Company changed to its current name from Advanced Ventures Corp. on January 6, 2014.

The Company is a start-up company that intends to develop its freehold land and construct an industrial park for long-term investment purpose in the Kingdom of Cambodia. The Company has not yet commenced any significant operations and all activities of the Company to date relate to its organization, initial funding and share issuances.

The Company’s fiscal year end is December 31.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

G.U. Asia Limited	Hong Kong, a limited liability company	Investment holding and business activities in Asian region	HK$10,000	100%

G.U. International Limited	The Republic of Seychelles, a limited liability company	Investment holding	US$2,000	100%

Phnom Penh Golden Corridor Trading Co. Limited (“PPGCT”)	The kingdom of Cambodia, a private limited liability company	Property holding and development	4,065,000,000 Cambodian Riels, denoted by KHR (equal to US$1,000,000)	48%

GOLU and its subsidiaries are hereinafter referred to as (the “Company”).

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 3     GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $524,868 as of March 31, 2016 and experienced negative cash flows from operations. The continuation of the Company as a going concern through March 31, 2017 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The condensed consolidated financial statements include the accounts of GOLU and its wholly-owned subsidiaries and the accounts of PPGCT, which represent substantially all of the Company’s consolidated assets and liabilities. Although the Company legally owns 48% equity interest in PPGCT, there is an effective control of PPGCT by the common shareholders of the Company and PPGCT, and whose financial statements are required to be consolidated. All significant inter-company accounts and transactions were eliminated in consolidation.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Land under development

Land under development relating to freehold farmland, is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Long-lived assets primarily include freehold farmland held for development. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

Policy for Capitalizing Development Cost

The cost of land includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Land under Development in the balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of March 31, 2016, there was no such capitalized interest and capitalized development cost.

A variety of costs are incurred in the acquisition, development and construction of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalized only those costs associated with the portion under construction. No cost was capitalized during the period ended March 31, 2016 and 2015.

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

For the three months ended March 31, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2016, the Company did not have any significant unrecognized uncertain tax positions.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

There were no potentially outstanding dilutive shares for the three months ended March 31, 2016 and 2015.

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

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 5     LAND UNDER DEVELOPMENT

At March 31, 2016, the Company had three pieces of freehold farmland located at Phkang Village, Chbarmorn Commune, Chbarmorn District, Phnom Penh, Cambodia with a total land size of 172,510 meter square. These lands are currently vacant and the Company is actively anticipating the town planning and development application. The Company expects to develop and construct an industrial complex for rental income purpose, which will be completed in the next two to three years, subject to the final approval from the local government.

No depreciation is provided for during the periods presented.

NOTE – 6     AMOUNT DUE TO A RELATED PARTY

From time to time, a former director of the Company advanced funds to the Company for working capital purpose in the prior periods. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

NOTE – 7     INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2016 and 2015 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

United States of America

GOLU is registered in the State of Delaware and is subject to United States of America tax law. No provision for income taxes have been made as GOLU has generated no taxable income for the periods presented. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the period presented.

As of March 31, 2016, the Company incurred $432,565 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $147,072 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

G.U. Asia Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. There is no operation in Hong Kong during the period reported.

Republic of Seychelles

Under the Republic of Seychelles law, G.U. International Limited is not subject to tax on income.

Kingdom of Cambodia

PPGCT is subject to Cambodian tax law at the statutory rate of 20% on its assessable income.

As of March 31, 2016, PPGCT incurred $90,445 of cumulative net operating losses which can be carried forward to offset against its future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $18,089 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$147,072	$141,153
- Kingdom of Cambodia	18,089	14,763
	165,161	155,916
Less: valuation allowance	(165,161)	(155,916)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $165,161 as of March 31, 2016. During the three months ended March 31, 2016, the valuation allowance increased by $9,245, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE – 8     RELATED PARTY TRANSACTIONS

Advances from a Former Director

From time to time, a former director of the Company advance funds to the Company for working capital purpose in the prior periods. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

Free Office Space from its Majority Stockholder

The Company has been provided office space by its major stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE – 9     COMMITMENTS AND CONTINGENCIES

For the three months ended March 31, 2016, the Company was committed to an operating lease agreement for office premises at a fixed amount on a monthly basis and generally did not contain significant renewal options.

As of March 31, 2016, the Company had no material capital commitments or contingencies involved.

NOTE – 10     SUBSEQUENT EVENT

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

During our second fiscal quarter of 2014, we elected to discontinue our business of exploiting the Patent and to consider other business opportunities that may bring quicker and greater value to our stockholders. We initially intended to engage in the business of trading precious metal bullion primarily in the Asia Pacific region. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our intended business operations.

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

Golden Corridor owns three parcels of land located at National Road 44, Phum Phkung, Chbarmorn Commune, Chbarmorn District, Kampong Speu Province, Kingdom of Cambodia, measuring an aggregate of 172,510 square meters (collectively, the “Properties”). Pursuant to an independent valuation conducted by a third party appraisal firm licensed under the Ministry of Economy and Finance of Cambodia and the Securities and Exchange Commission of Cambodia, the Properties have an estimated value of US $10,350,600 as of April 8, 2014. Golden Corridor intends to develop the Properties into an industrial park for rental income within the next two or three years. Golden Corridor has not yet commenced any significant operations but expects to begin efforts to prepare and submit the relevant planning and development application and information necessary to commence the development process.

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

On July 31, 2014, we formed G.U. International Limited, a limited company, under the laws of the Republic of Seychelles. G.U. International Limited holds 48% of the issued and outstanding securities of Golden Corridor.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and March 31, 2015

The following table sets forth certain operational data for the three months ended March 31, 2016, compared to the three months ended March 31, 2015:

	Three Months ended March 31,
	2016	2015
		(Restated)
Revenue	$–	$–

Operating Expenses:
Professional fees	17,408	22,693
General and administrative expenses	16,629	18,683

Loss before income tax	(34,037)	(41,376)

Income tax expense	–	–

Net loss	$(34,037)	$(41,376)

Net loss attributable to non-controlling interest	(8,647)	(9,715)

Net loss attributable to the Company	(25,390)	(31,661)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

Net Revenue. We have not generated revenues since inception. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such business develop.

Operating Expenses. During the three months ended March 31, 2016, we incurred operating expenses of $34,037, as compared to $41,376 during the same period ended March 31, 2015. Operating expenses consisted of general and administrative expenses and professional fees.

We expect our operating expenses to increase as we begin our real estate development business.

Net Loss. We incurred a net loss of $34,037 for the three months ended March 31, 2016, as compared to $41,376 for the same period ended March 31, 2015. The decrease in net loss occurred from a slight decrease in our operating expenses. Net loss during the three months ended March 31, 2016, consisted of net loss of $25,390 attributable to Gold Union Inc. and $8,647 attributable to Golden Corridor. Net loss during the three months ended March 31, 2015, consisted of net loss of $31,661 attributable to Gold Union Inc. and $9,715 attributable to Golden Corridor.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have not attained profitable operations and are dependent upon obtaining financing to our business plans. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2015 that they have substantial doubt we will be able to continue as a going concern. Going concern uncertainties are also expressed in Note 3 of our financial statements for the quarter ended March 31, 2016.

As of March 31, 2016, our current assets were $103,948 and our current liabilities were $232,245, resulting in a working capital deficit of $128,297. Our current liabilities consisted of $189,192 due to related parties and $43,053 of accounts payables and accrued liabilities. Our long term assets consisted solely of land under development of $630,000.

Stockholders’ deficit decreased from $153,890 as of December 31, 2015 to $128,500 as of March 31, 2016.

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

	Three months ended
	3/31/2016	3/31/2015 (Restated)
Net cash used in operating activities	$33,908	$33,683
Net cash provided by financing activities	17,279	0

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the three months ended March 31, 2016, net cash used in operating activities was $33,908 as compared to net cash used in operating activities of $33,683 for the three months ended March 31, 2015.

Net Cash Provided By Financing Activities.

During the three months ended March 31, 2016, net cash provided by financing activities was $17,279 as compared to net cash provided by financing activities of $0 for the same period ended March 31, 2015. Net cash provided by financing activities consisted solely of advances from Vincent Kim, a former director of Gold Union Inc.

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

Basis of Presentation – Unaudited Condensed Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on April 14, 2016.

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

Actual results could differ from those estimates although no significant variance was noted in the quarter ended March 31, 2016.

Land Under Development

Land under development relating to freehold farmland, is stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational.

Long-lived assets primarily include freehold farmland held for development. In accordance with the provision of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, the Company generally conducts its annual impairment evaluation to its long-lived assets, usually in the fourth quarter of each year, or more frequently if indicators of impairment exist, such as a significant sustained change in the business climate. The recoverability of long-lived assets is measured at the reporting unit level. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge for the periods presented.

Policy for Capitalizing Development Cost

The cost of land includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Land under Development in the balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of March 31, 2016, there was no such capitalized interest and capitalized development cost.

A variety of costs are incurred in the acquisition, development and construction of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalized only those costs associated with the portion under construction. No cost was capitalized during the period ended March 31, 2016 and 2015.

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

ITEM 4     Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2016, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2016.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1          Legal Proceedings

We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A       Risk Factors

None.

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3          Defaults upon Senior Securities

None.

ITEM 4          Mine Safety Disclosures

Not applicable.

ITEM 5          Other Information

None.

ITEM 6          Exhibits

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment of Certificate of Incorporation filed on February 21, 2012 (2)
3.4	Certificate of Amendment of Certificate of Incorporation filed on January 6, 2014 (3)
4.1	Form of common stock certificate (1)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (1)
10.2	Form of Shares for Debt Subscription Agreement for Common Shares (4)
14	Code of Business Conduct and Ethics (5)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer and Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

_________________

*	Filed herewith.
(1)	Filed as an Exhibit to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(2)	Incorporated by reference from Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2012.
(3)	Incorporated by reference from Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2014.
(4)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange on October 23, 2013.
(5)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLD UNION INC.

	By:	/s/Lim Yew Chuan
Lim Yew Chuan
Chief Executive Officer, Chief Financial Officer

Date: May 19, 2016

