Form 10-Q
period 2016-06-30
GOLD UNION INC.
filed 2016-08-17
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 4, 2016, the issuer had outstanding 2,663,134,500 shares of common stock.

PART I.   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GOLD UNION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$94,074	$115,935
Prepayments and deposits	4,676	4,642

Total current assets	98,750	120,577

Non-current assets:
Land under development	$630,000	$630,000
TOTAL ASSETS	$728,750	$750,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amounts due to related parties	$204,282	$189,063
Accounts payables and accrued liabilities	29,944	25,774

Total liabilities	234,226	214,837

Commitments and contingencies

Stockholders’ equity:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 and 2,663,134,500 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	266,313	266,313
Additional paid-in capital	387,055	387,055
Accumulated deficit	(529,325)	(499,478)

Total stockholders’ equity	124,043	153,890

Non-controlling interests	370,482	381,850

Total equity	494,525	535,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$728,751	$750,577

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Revenue	$–	$–	$–	$–

Operating Expenses:
Professional fees	1,946	15,236	19,354	37,929
General and administrative expenses	5,232	11,220	21,861	29,903

Loss before income tax	(7,178)	(26,456)	(41,215)	(67,832)

Income tax expense	–	–	–	–

Net loss	$(7,178)	$(26,456)	$(41,215)	$(67,832)

Net loss attributable to non-controlling interest	(2,721)	(5,834)	(11,368)	(15,550)

Net loss attributable to the company	$(4,457)	$(20,622)	(29,847)	(52,282)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500	2,663,134,500	2,663,134,500

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months ended June 30,
	2016	2015
		(Restated)
Cash flows from operating activities:
Net loss	$(41,215)	$(67,832)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepayments and deposits	(35)	–
Accounts payable and accrued liabilities	4,170	37,869

Net cash used in operating activities	(37,080)	(29,963)

Cash flows from financing activities:
Advances from/(repayment to) related parties	15,219	(14,940)

Net cash provided by financing activities	15,219	(14,940)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(21,861)	(44,903)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,935	194,324

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,074	$149,421

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	No of shares	Amount	capital	deficit	equity	interest	equity

Balance as of December 31, 2015 (Audited)	2,663,134,500	$266,313	$387,055	$(499,478)	$153,890	381,850	535,740

Net loss for the period	–	–	–	(29,847)	(29,847)	(11,368)	(41,215)

Balance as of June 30, 2016	2,663,134,500	$266,313	$387,055	$(529,325)	$124,043	370,482	494,525

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2016, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016, or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015.

NOTE – 2	ORGANIZATION AND BUSINESS BACKGROUND

Gold Union Inc. (the “Company”) was incorporated under the laws of the State of Delaware on July 6, 2010. The Company changes its current name from Advanced Ventures Corp. on January 6, 2014.

The Company is a start-up company that intends to develop its freehold land and construct into an industrial park for long-term investment purpose in the Kingdom of Cambodia. The Company has not yet commenced any significant operations and all activities of the Company to date relate to its organization, initial funding and share issuances.

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

GOLD UNION INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

NOTE – 3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $529,325 as of June 30, 2016 and experienced negative cash flows from operations. The continuation of the Company as a going concern through June 30, 2017 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

GOLD UNION INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

Policy for Capitalizing Development Cost

The cost of land includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Land under Development in the balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of June 30, 2016, there was no such capitalized interest and capitalized development cost.

A variety of costs are incurred in the acquisition, development and construction of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalized only those costs associated with the portion under construction. No cost was capitalized during the period ended June 30, 2016 and 2015.

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

For the three and six months ended June 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three and six months ended June 30, 2016 and 2015.

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

GOLD UNION INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

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

GOLD UNION INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

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

NOTE – 5	LAND UNDER DEVELOPMENT

At June 30, 2016, the Company had three pieces of freehold farmland located at Phkang Village, Chbarmorn Commune, Chbarmorn District, Phnom Penh, Cambodia with a total land size of 172,510 meter square. These lands are currently vacant and the Company is actively anticipating the town planning and development application. The Company expects to develop and construct an industrial complex for rental income purpose, which will be completed in the next two to three years, subject to the final approval from the local government.

No depreciation is provided for during the periods presented.

NOTE – 6	AMOUNT DUE TO A RELATED PARTY

From time to time, a former director of the Company advanced funds to the Company for working capital purpose in the prior periods. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

NOTE – 7	INCOME TAXES

The Company generated an operating loss for the three and six months ended June 30, 2016 and 2015 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of June 30, 2016, the Company incurred $434,511 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $147,734 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

GOLD UNION INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016

(Currency expressed in United States Dollars ("US$"), except for number of shares)

(Unaudited)

Kingdom of Cambodia

PPGCT is subject to Cambodian tax law at the statutory rate of 20% on its assessable income.

As of June 30, 2016, PPGCT incurred $95,677 of cumulative net operating losses which can be carried forward to offset against its future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $19,135 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards:
United States of America	$147,734	$141,153
Kingdom of Cambodia	19,135	14,763
	166,869	155,916
Less: valuation allowance	(166,869)	(155,916)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $166,869 as of June 30, 2016. During the six months ended June 30, 2016, the valuation allowance increased by $10,953, primarily relating to net operating loss carryforwards from the local tax regime.

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

For the three and six months ended June 30, 2016, the Company was committed to an operating lease agreement for office premises at a fixed amount on a monthly basis and generally did not contain significant renewal options.

As of June 30, 2016, the Company had no material capital commitments or contingencies involved.

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

Results of Operations

Comparison of the three months ended June 30, 2016 and June 30, 2015

The following table sets forth certain operational data for the three months ended June 30, 2016, compared to the three months ended June 30, 2015:

	For the Three Months Ended June 30, 2016 (Unaudited)	For the Three Months Ended June 30, 2015 (Unaudited)
		(Restated)
Revenues, net	$–	$–

Operating expenses:
Professional fees	1,946	15,236
General and administrative expenses	5,232	11,220

Total operating expenses	7,178	26,456

Loss before income taxes	(7,178)	(26,456)

Income tax expense	–	–

Net loss	(7,178)	(26,456)

Net Revenue. We have not generated revenues since inception. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such business develops.

Operating Expenses. During the three months ended June 30, 2016, and 2015, we incurred operating expenses of $7,178 and $26,456, respectively, consisting of professional fees and general and administrative expenses. The decrease in our operating expenses resulted from a decrease in professional fees and general and administrative expenses.

We expect our operating expenses to increase as we build and develop our real estate development business.

Loss Before Income Taxes, Net Loss. We recorded a loss before income taxes of $7,178 and $26,456 for the three months ended June 30, 2016 and 2015, respectively. Similarly, we recorded a net loss of $7,178 and $26,456 for the same three-month period ended June 30, 2016 and 2015. The decrease in loss before income taxes and net loss resulted from a decrease in professional fees and general and administrative expenses.

Comparison of the six months ended June 30, 2016 and June 30, 2015

The following table sets forth certain operational data for the six months ended June 30, 2016, compared to the six months ended June 30, 2015:

	For the Six Months Ended June 30, 2016 (Unaudited)	For the Six Months Ended June 30, 2015 (Unaudited)
		(Restated)
Revenues, net	$–	$–

Operating expenses:
Professional fees	19,354	37,929
General and administrative expenses	21,861	29,903
Total operating expenses	41,215	67,832

Loss before income taxes	(41,215)	(67,832)

Income tax expense	–	–

Net loss	(41,215)	(67,832)

Net Revenue. We have not generated revenues since inception. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such business develops.

Operating Expenses. During the six months ended June 30, 2016, and 2015, we incurred operating expenses of $41,215 and 67,832, respectively, consisting of professional fees and general and administrative expenses. The decrease in operating expenses resulted from a decrease in professional fees and general and administrative expenses.

We expect our operating expenses to increase as we build and develop our real estate development business.

Loss Before Income Taxes, Net Loss. We recorded a loss before income taxes of $41,215 and $67,832 for the six months ended June 30, 2016 and 2015, respectively. Similarly, we recorded a net loss of $41,215 and $67,832 for the same six-month period ended June 30, 2016 and 2015. The decrease in loss before income taxes and net loss resulted from a decrease in professional fees and general and administrative expenses.

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

As of June 30, 2016, our current assets were $98,750 and our current liabilities were $234,226 resulting in a working capital deficit of $135,476. Our current assets as of June 30, 2016, consisted of $94,074 of cash and cash equivalents and $4,676 of prepayments and deposits.

As of June 30, 2016, our total assets were $728,750, including land under development of $630,000. As of December 31, 2015, our total assets were $750,577, including land under development of $630,000

Stockholders’ equity decreased from $153,890 as of December 31, 2015 to $124,043 as of June 30, 2016.

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

	Six Months Ended
	6/30/2016	6/30/2015
		(Restated)
Net cash (used in) operating activities	(37,080)	(29,963)
Net cash provided by financing activities	15,219	14,940

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the six months ended June 30, 2016, net cash used in operating activities was $37,080 compared to net cash used in operating activities of $29,963 for the six months ended June 30, 2015.

Net Cash Provided By Financing Activities.

During the six months ended June 30, 2016, net cash provided from financing activities was $15,219 as compared to net cash provided from financing activities of $14,940 for the same period ended June 30, 2015. Net cash provided from financing activities during the six months ended June 30, 2016, and 2015 consisted of advances from stockholders.

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

Policy for Capitalizing Development Cost

The cost of land includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Land under Development in the balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of June 30, 2016, there was no such capitalized interest and capitalized development cost.

A variety of costs are incurred in the acquisition, development and construction of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalized only those costs associated with the portion under construction. No cost was capitalized during the period ended June 30, 2016 and 2015.

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

For the three and six months ended June 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2016, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 17, 2016

