Form 10-Q
period 2016-09-30
GOLD UNION INC.
filed 2016-11-17
CIK 1500122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 15, 2016, the issuer had outstanding 2,663,145,500 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

GOLD UNION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$91,175	$115,935
Prepayments and deposits	4,642	4,642

Total current assets	95,817	120,577

Non-current assets:
Land under development	630,000	630,000
TOTAL ASSETS	$725,817	$750,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amounts due to related parties	$212,284	$189,063
Accounts payables and accrued liabilities	32,008	25,774

Total liabilities	244,292	214,837

Commitments and contingencies

Stockholders’ equity:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 and 2,663,134,500 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	266,313	266,313
Additional paid-in capital	387,055	387,055
Accumulated deficit	(540,818)	(499,478)

Total stockholders’ equity	112,550	153,890

Non-controlling interests	368,975	381,850

Total equity	481,525	535,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$725,817	$750,577

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2016	2015	2016	2015
		(Restated)		(Restated)
Revenue	$–	$–	$–	$–0

Operating Expenses:
Professional fees	10,101	6,840	29,455	44,769
General and administrative expenses	2,899	15,893	24,760	45,796

Loss before income tax	(13,000)	(22,733)	(54,215)	(90,565)

Income tax expense	–	–	–	–

Net loss	$(13,000)	$(22,733)	$(54,215)	$(90,565)

Net loss attributable to non-controlling interest	(1,507)	(8,264)	(12,875)	(23,814)

Net loss attributable to the company	$(11,493)	$(14,469)	$(41,340)	$(66,751)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - Basic and diluted	2,663,134,500	2,663,134,500	2,663,134,500	2,663,134,500

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine Months ended September 30,
	2016	2015
		(Restated)
Cash flows from operating activities:
Net loss	$(54,215)	$(90,565)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepayments and deposits	–	(158)
Accounts payable and accrued liabilities	6,234	44,709

Net cash used in operating activities	(47,981)	(46,014)

Cash flows from financing activities:
Advances from (repayment to) related parties	23,221	(4,440)

Net cash provided by (used in) financing activities	23,221	(4,440)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(24,760)	(50,454)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	115,935	194,324

CASH AND CASH EQUIVALENTS, END OF PERIOD	$91,175	$143,870

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common Stock		Additional paid-in	Accumulated	Total Stockholders’	Non-controlling	Total
	No. of Shares	Amount	capital	Deficit	Equity	Interest	Equity
Balance as of December 31, 2015 (Audited)	2,663,134,500	$266,313	$387,055	$(499,478)	$153,890	$381,850	$535,740

Net loss for the period	–	–	–	(41,340)	(41,340)	(12,875)	(54,215)

Balance as of September 30, 2016	2,663,134,500	$266,313	$387,055	$(540,818)	$112,550	$368,975	$481,525

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

In the opinion of management, the consolidated balance sheet as of December 31, 2015 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016 or for any future period.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 3       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $540,818 as of September 30, 2016 and experienced negative cash flows from operations. The continuation of the Company as a going concern through September 30, 2017 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Policy for Capitalizing Development Cost

The cost of land includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Land under Development in the balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of September 30, 2016, there was no such capitalized interest and capitalized development cost.

A variety of costs are incurred in the acquisition, development and construction of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalized only those costs associated with the portion under construction. No cost was capitalized during the period ended September 30, 2016 and 2015.

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

For the three and nine months ended September 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three and nine months ended September 30, 2016 and 2015.

•        Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

NOTE – 5       LAND UNDER DEVELOPMENT

At September 30, 2016, the Company had three pieces of freehold farmland located at Phkang Village, Chbarmorn Commune, Chbarmorn District, Phnom Penh, Cambodia with a total land size of 172,510 meter square. These lands are currently vacant and the Company is actively anticipating the town planning and development application. The Company expects to develop and construct an industrial complex for rental income purpose, which will be completed in the next two to three years, subject to the final approval from the local government.

No depreciation is provided for during the periods presented.

NOTE – 6       AMOUNT DUE TO A RELATED PARTY

From time to time, a former director of the Company advanced funds to the Company for working capital purpose in the prior periods. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

NOTE – 7       INCOME TAXES

The Company generated an operating loss for the three and nine months ended September 30, 2016 and 2015 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of September 30, 2016, the Company incurred $444,612 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $151,168 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

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

As of September 30, 2016, PPGCT incurred $98,576 of cumulative net operating losses which can be carried forward to offset against its future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $19,715 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards:
United States of America	$151,168	$141,153
Kingdom of Cambodia	19,715	14,763
	170,883	155,916
Less: valuation allowance	(170,883)	(155,916)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $170,883 as of September 30, 2016. During the nine months ended September 30, 2016, the valuation allowance increased by $14,967, primarily relating to net operating loss carryforwards from the local tax regime.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE – 9       COMMITMENTS AND CONTINGENCIES

For the three and nine months ended September 30, 2016, the Company was committed to an operating lease agreement for office premises at a fixed amount on a monthly basis and generally did not contain significant renewal options.

As of September 30, 2016, the Company had no material capital commitments or contingencies involved.

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

Results of Operations

Comparison of the three months ended September 30, 2016 and September 30, 2015

The following table sets forth certain operational data for the three months ended September 30, 2016, compared to the three months ended September 30, 2015:

	For the Three Months Ended September 30, 2016 (Unaudited)	For the Three Months Ended September 30, 2015 (Unaudited)
		(Restated)
Revenues, net	$–	$–
Operating expenses:
Professional fees	10,101	6,840
General and administrative expenses	2,899	15,893
Loss before income taxes	(13,000)	(22,733)
Income tax expense	–	–
Net loss	$(13,000)	$(22,733)

Net Revenue. We have not generated revenues since inception. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such business develops.

Operating Expenses. During the three months ended September 30, 2016, and 2015, we incurred operating expenses of $13,000 and $22,733 respectively, consisting of professional fees and general and administrative expenses. The decrease in our operating expenses resulted from a decrease in administrative expenses offset by an increase in professional fees.

We expect our operating expenses to increase as we build and develop our real estate development business.

Loss Before Income Taxes, Net Loss. We recorded a loss before income taxes of $13,000 and $22,733 for the three months ended September 30, 2016 and 2015, respectively. Similarly, we recorded a net loss of $13,000 and $22,733 for the same three-month period ended September 30, 2016 and 2015. The decrease in loss before income taxes and net loss resulted from a decrease in general and administrative expenses.

Comparison of the nine months ended September 30, 2016 and September 30, 2015

The following table sets forth certain operational data for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015:

	For the Nine Months Ended September 30, 2016 (Unaudited)	For the Nine Months Ended September 30, 2015 (Unaudited)
		(Restated)
Revenues, net	$–	$–

Operating expenses:
Professional fees	29,455	44,769
General and administrative expenses	24,760	45,796

Total operating expenses	54,215	90,565

Loss before income taxes	(54,215)	(90,565)

Income tax expense	–	–

Net loss	$(54,215)	$(90,565)

Net Revenue. We have not generated revenues since inception. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such business develops.

Operating Expenses. During the nine months ended September 30, 2016, and 2015, we incurred operating expenses of $54,215 and $90,565, respectively, consisting of professional fees and general and administrative expenses. The decrease in operating expenses resulted from a decrease in professional fees and general and administrative expenses.

We expect our operating expenses to increase as we build and develop our real estate development business.

Loss Before Income Taxes, Net Loss. We recorded a loss before income taxes of $54,215 and $90,565 for the nine months ended September 30, 2016 and 2015, respectively. Similarly, we recorded a net loss of $54,215 and $90,565 for the same nine-month period ended September 30, 2016 and 2015. The decrease in loss before income taxes and net loss resulted from a decrease in professional fees and general and administrative expenses.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have not attained profitable operations and are dependent upon obtaining financing to develop our real estate business. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2015 that they have substantial doubt we will be able to continue as a going concern.

As of September 30, 2016, our current assets were $95,817 and our current liabilities were $244,292 resulting in a working capital deficit of $148,475. Our current assets as of September 30, 2016, consisted of $91,175 of cash and cash equivalents and $4,642 of prepayments and deposits.

As of September 30, 2016, our total assets were $725,817, including land under development of $630,000. As of December 31, 2015, our total assets were $750,577, including land under development of $630,000

Stockholders’ equity decreased from $153,890 as of December 31, 2015 to $112,550 as of September 30, 2016.

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

	Nine Months Ended
	September 30, 2016	September 30, 2015
		(Restated)
Net cash (used in) operating activities	$(47,981)	$(46,014)
Net cash provided by financing activities	23,221	(4,440)

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the nine months ended September 30, 2016, net cash used in operating activities was $47,981 compared to net cash used in operating activities of $46,014 for the nine months ended September 30, 2015.

Net Cash Provided By Financing Activities.

During the nine months ended September 30, 2016, net cash provided by financing activities was $23,221 as compared to net cash used in financing activities of $4,440 for the same period ended September 30, 2015. Net cash provided from financing activities during the nine months ended September 30, 2016, consisted of advances from stockholders. Net cash used in financing activities during the nine months ended September 30, 2015, consisted of repayments to related parties.

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

Policy for Capitalizing Development Cost

The cost of land includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Land under Development in the balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of September 30, 2016, there was no such capitalized interest and capitalized development cost.

A variety of costs are incurred in the acquisition, development and construction of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalized only those costs associated with the portion under construction. No cost was capitalized during the period ended September 30, 2016 and 2015.

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

For the three and nine months ended September 30, 2016 and 2015, the Company did not have any interest and penalties associated with tax positions. As of September 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

ITEM 4       Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2016, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Manager concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 17, 2016

