Form 10-K
period 2016-12-31
GOLD UNION INC.
filed 2017-04-28
CIK 1500122

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Registrant’s telephone number, including area code: +60379603780

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at April 3, 2017
Common Stock, $.0001 par value per share	2,663,134,500 shares

The aggregate market value of the 1,538,134,500 shares of Common Stock of the registrant held by non-affiliates on June 30, 2016, the last business day of the registrant’s second quarter computed by reference to the closing sale price of such stock on the OTC Pink is $39,406,725.

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

ITEM 1. DESCRIPTION OF BUSINESS.

History

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.”   Effective January 6, 2014, we changed our name to “Gold Union Inc.”

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

Golden Corridor plans to develop the Properties into an industrial park within the next two or three years. It expects to construct, market, sell and or lease light industrial factories, shop lots and low and medium cost residential houses on the Properties. Golden Corridor estimates that it will require approximately US$200,000 to engage the necessary technical experts (including a property development consultant, architect, and civil and electrical engineers) to draw up a comprehensive property development plan. It hopes to raise such funds through loans from its executive officers, directors or shareholders or financial institutions. In the event that Golden Corridor fails to raise the funds required within the next 12 months, it may apply to the land authority in Phnom Penh to subdivide the Properties into smaller parcels and sell such parcels to small and medium sized enterprises and individuals to build their factories, shops and low and medium cost houses in accordance to the current laws in the Kingdom of Cambodia. Golden Corridor hopes to complete such development within the next two or three years, subject to the final approval from the local government.

Golden Corridor has not yet commenced any significant operations but expects to begin efforts to prepare and submit the relevant planning and development application and information necessary to commence the development process once it successfully raises the required funds.

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

According to a July 2014 report by CB Richard Ellis (Cambodia) Co. Ltd., land titles in Cambodia are represented in two forms: soft and hard title. Soft title refers to a title where a property is registered at the local municipal level but which cannot be used as collateral for bank loans while hard title refers to a title issued at the national government level which can be used a collateral for bank loans. Hard title is the most secure form of ownership. However, the majority of transactions still occur for land with soft title to avoid high transaction costs which include property registration taxes and ownership transfer fees. Private freehold ownership is permissible for all types of land but the full ownership is restricted to Cambodian citizens or companies with the majority of shares being owned by Cambodian citizens. Foreign investors may acquire freehold land only through a land holding company, 51% of which is controlled by a Cambodian citizen or company. Foreign investors can also use land in Cambodia under a long-term lease. The maximum lease term is restricted to 50 years determined by the civil code established in December 2011. The lease structure system allows foreign investors to lease property if the property is properly registered with a land title certificate. Property tax is levied on all property worth over 100 million Riel in Cambodia. This report also described the government’s taxes on the sale, transfer and ownership of land and properties in Cambodia. According to the report, tax is payable annually by the owner of the property at a rate of 0.1% of the government assessed value; Unused Land Tax is payable for all unused land, calculated at a rate of 2% of the market value of the land per square meter as determined by the Unused Land Valuation Commission of the Ministry of Economy and Finance, on an annually basis; and Property Transfer Tax is levied on a sale of land with Hard Title, at 4% of the assessed property value determined by the tax department, by the purchaser.

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

We do not have any union employees.

Corporation Information

Our principal executive offices are located at L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor, Malaysia, Tel: +603 77339088

Nevada Agency and Transfer Company located at 50 West Liberty Street, Reno, Nevada 89501, telephone number (775) 322-0626, facsimile (775) 322-5623, serves as our stock transfer agent.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

Our principal office is located at L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor, Malaysia. This office is provided by our new substantial shareholder, Ms. Kao Wei-Chen, at no charge with no fixed term.

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

We also own three parcels of land located at National Road 44, Phum Phkung, Chbarmorn Commune, Chbarmorn District, Kampong Speu Province, Kingdom of Cambodia, measuring an aggregate of 172,510 square meters. We intend to develop these parcels into an industrial park. We hope to construct, market, sell and or lease light industrial factories, shop lots and low and medium cost residential houses on these parcels.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “GOLU”. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

Our trading symbol was changed from “ANCV” to “GOLU” in January 2014. Our common stock was posted for trading under the symbol “ANCV” since approximately July 6, 2011, with little to no trading or volume.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2016:
First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.05	$0.05
Fiscal year ended December 31, 2015:
First Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Fourth Quarter	$0.05	$0.05

(b)  Approximate Number of Holders of Common Stock

As of April 3, 2017, there were approximately 52 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2016, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2016 and 2015. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Results of Operations

Comparison of the year ended December 31, 2016 and December 31, 2015

The following table sets forth certain operational data for the year ended December 31, 2016, compared to the year ended December 31, 2015:

	Years ended December 31,
	2016	2015

Revenue	$–	$–

Operating Expenses:
Professional fees	36,093	86,624
General and administrative expenses	27,688	75,342

Operating loss	(63,781)	(161,966)

Loss before income tax	(63,781)	(161,966)

Income tax expense	–	–

Net loss	$(63,781)	$(161,966)

Net loss attributable to non-controlling interest	(14,398)	(38,385)

Net loss attributable to the Company	$(49,383)	$(123,581)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

Net Revenue. We have not generated revenues since inception and have not yet commenced business operations. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such businesses develop.

Operating Loss. During the year ended December 31, 2016, we incurred operating losses of $63,781, consisting of $36,093 of professional fees and $27,688 of general and administrative expenses. During the same period ended December 31, 2015, our operating expense was $161,966, consisting of $86,624 of professional fees and $75,342 of general and administrative expenses. The decrease in operating loss is attributable to a reduction in RTO cost in 8-K audit and filing recorded in 2015 fiscal year.

Net Loss. We recorded a net loss of $63,781 and $161,966 for the twelve months ended December 31, 2016, and 2015, respectively. The decrease in net loss is primarily due to the reduction in both the professional fees and general and administrative expenses.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We are not generating revenue and are dependent upon obtaining financing to continue our business plans. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2016, that they have substantial doubt we will be able to continue as a going concern.

As of December 31, 2016, our current assets were $92,889, consisting of $88,247 in cash and cash equivalents and $4,642 in prepayments and deposits. Our current liabilities were $250,930 resulting in a working capital deficit of $158,041. Our current liabilities consisted of $214,517 in amounts due to Ms. Kao Wei-Chen, our major shareholder, and $36,413 of accounts payables and accrued liabilities.

Accumulated deficit increased from $499,478 as of December 31, 2015, to $548,861 as of December 31, 2016.

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

	Twelve months ended
	12/31/2016	12/31/2015 (Restated)
Net cash used in operating activities	(53,142)	(197,356)
Net cash provided by financing activities	25,454	118,967

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the twelve months ended December 31, 2016, net cash used in operating activities was $53,142 compared to net cash used in operating activities of $197,356 for the twelve months ended December 31, 2015. Net cash used consisted of a net loss of $63,781 and accrued expenses of $10,639.

Net Cash Provided By Financing Activities.

During the twelve months ended December 31, 2016, net cash provided by financing activities was $25,454 compared to net cash provided by financing activities of $118,967 for the same period ended December 31, 2015. Net cash provided from financing activities during the twelve months ended December 31, 2016 consisted of advances from stockholders.

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

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by the related to investment in an associate during the years ended December 31, 2016 and 2015.

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

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2016.

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

As of December 31, 2016, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2016.

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

Name	Age	Position
Lim Yew Chuan	69	Director, Chief Executive Officer, Chief Financial Officer and Secretary

Set forth below are the directors of Phnom Penh Golden Corridor Trading Co. Ltd. (“Golden Corridor”)

Name	Age	Position
Kao Hsuan-Ying (aka Kao Wei-Chen)	61	Director (Chairperson)
Chen Wei Nian	21	Director
Chen Yi Jun	22	Director

Golden Corridor currently does not have any other executives or employees.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company, and each of the directors of Phnom Penh Golden Corridor Trading Co. Ltd.

Lim Yew Chuan, age 69, a Malaysian, joined us on February 18, 2016, as our Chief Executive Officer, Chief Financial Officer, Secretary and Director. He has been working as an independent business and system consultant out of Malaysia since his last position in 2011 as Senior Vice President of Systems in Interpay International Group Limited, a subsidiary of Cardtrend International Inc., a Nevada incorporated company, involving in payment systems. He possesses of over 40 years of business experience in South East Asia with 13 years in the payment industry in Asian countries. Prior to joining iSynergy Sdn. Bhd., a payment company in Malaysia issuing MasterCard payment cards, where he worked as the Vice President of Systems between 1998 to 2008, Mr. Lim worked as a dealer representative of AmSteel Securities Sdn. Bhd., a large stock broking company in Malaysia in the mid-90s, handling mainly corporate clients. Prior to this, Mr. Lim worked as the manager of a company in Malaysia since 1975, dealing in trading of hardware materials for construction and engineering industries. Mr. Lim holds a B.Sc. Degree in Mathematics & Computing from the University of North London, London, UK, where he graduated in 1974. Mr. Lim speaks and writes English and Malay.

Kao Wei-Chen (aka Kao Hsuan-Ying), age 61, Taiwanese, has served as a director and the Chairwoman of the Phnom Penh Golden Corridor Trading Co. Ltd. since its inception on August 14, 2013. During 1977 to 1985, Ms. Kao served as the CEO of Taichung Jiyuan Enterprise in Taichung, Taiwan. As the CEO of Taichung Jiyuan Enterprise, she led a team in developing and building the company's business of wholesaling of imported household general and electrical goods. At the end of 1985, Ms. Kao was appointed as the CEO of Thailand Cai Hong Co. Ltd.., an import/export private limited company incorporated in Bangkok, Thailand. She left Thailand Cai Hong Co. Ltd. in 1995 and became an executive director of Thailand Luxury Living International Pte. Ltd., a direct marketing company in Bangkok selling spa and health products. In 2008, Ms. Kao resigned from Thailand Luxury Living International Pte. Ltd. and formed her own trading company, S.I. Global Limited, a private limited company incorporated in Hong Kong, dealing in consumer health products. Ms. Kao has been investing in properties in South-east Asian countries since 1995 and owns several properties in Taiwan, Thailand and Malaysia. Ms. Kao graduated with a Bachelor of Arts Degree in 1976 from Taiwan’s National Chung Hsing University, Taichung, Taiwan, majoring in history. We believe that Ms. Kao’s business experience and familiarity with the business environment in Asia is beneficial to the property development business of Phnom Penh Golden Corridor Trading Co. Ltd. in Cambodia.

Chen Wei Nian, age 21, Cambodian, serves as a non-executive director of Phnom Penh Golden Corridor Trading Co. Ltd. from December 1, 2014. Mr. Chen is the Sales & Marketing Manager of Huione Co. Ltd., a private limited company in Phnom Penh, Cambodia, trading in building materials. Prior to joining Huione Co. Ltd., Mr. Chen was the Executive Manager of HungHao Construction Co. Ltd., a construction company in Phnom Penh, Cambodia. Mr. Chen attended Houma High School in Phnom Penh, Cambodia from 2011 to 2013. We believe that Mr. Chen’s experience and familiarity with the building and construction industry qualify him to serve as a director of Golden Corridor.

Chen Yi Jun, age 22, Cambodian, serves as a non-executive director of Phnom Penh Golden Corridor Trading Company from December 1, 2014. Ms. Chen was a piano teacher from 2013 to 2014 at Ars Nova Music Centre, Phnom Penh, Cambodia. Following her resignation from her piano teaching job in 2014, Ms. Chen was a customer sales consultant in an electrical home appliances retailer in Phnom Penh, Cambodia. Ms. Chen is an accountant in a car repair company in Phnom Penh. She obtained a high school diploma in 2012 from Houma High School in Phnom Penh, Cambodia. In 2014, Ms. Chen obtained a Diploma in Business from Raffles International College, Phnom Penh, Cambodia. Ms. Chen is proficient in Khmer, Chinese and English. She possesses computer skills in Microsoft Word, PowerPoint and Excel. We believe that Ms. Chen’s familiarity with Golden Corridor and general business experience qualify her to serve as a director of Golden Corridor.

Family Relationships.

Ms. Chou Pei-Chi, Ms. Chou Pei-Ying and Mr. Chou Feng-Kai are siblings and shareholders of the company. They are also children of Ms. Kao Wei-Chen (aka Kao Hsuan-Ying), the director and Chairperson of Golden Corridor. Except as set forth above, there are no other family relationships between the directors and executive officers of the Company and Golden Corridor.

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

Director Nominations

As of December 31, 2016, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that these persons have complied with all applicable filing requirements during fiscal year ended December 31, 2016, except as set forth below: Kao Hsuan-Ying (aka Kao Wei-Chen) has not yet filed her Form 3 and Schedule 13D and Ms. Chou Pei-Chi, Ms. Chou Pei-Ying and Mr. Chou Feng-Kai have not yet filed their Schedule 13D’s.

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

Our named executive officers are eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the board of directors provides the bonus recommendation for the Chief Executive Officer. However, the board has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the board may deem relevant. The Company did not award any cash bonuses during fiscal year 2016.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2016 and 2015 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2016 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2016.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)

Lim Yew Chuan (1)	2016	0	0	0	0	0
(Chief Executive Officer, Chief Financial Officer and Secretary)	2015	0	0	0	0	0

Sae-Chua Supachai (2)	2016	0	0	0	0	0
(former Chief Executive Officer, Chief Financial Officer and Secretary)	2015	0	0	0	0	0

Vincent Kim (3)	2016	0	0	0	0	0
(former Chief Executive Officer, Chief Financial Officer and Secretary)	2015	0	0	0	0	0

 __________________________

(1)	Lim Yew Chuan was appointed to serve as our Chief Executive Officer, Chief Financial Office, Secretary and director on February 18, 2016.
(2)	Mr. Supachai served as our Chief Executive Officer, Chief Financial Office, Secretary and director from February 12, 2014 to November 17, 2015.
(3)	Vincent Kim served as our Chief Executive Officer, Chief Financial Officer, Secretary and director from November 17, 2015 to February 18, 2016.

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

Compensation of Directors

During our fiscal year ended December 31, 2016, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Lim Yew Chuan, our Chief Executive Officer, Chief Financial Officer, and Secretary. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Lim Yew Chuan

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 3, 2017, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock (2)

Xu Fei (3)	45,000,000	1.69%
Lim Yew Chuan (4)	0	0%
Kao Wei-Chen (aka Kao Hsuan-Ying (5)	1,125,000,000	42.24%
Chou Pei-Chi (6)	250,000,000	9.39%
Chou Pei-Ying (6)	250,000,000	9.39%
Chou Feng-Kai (6)	250,000,000	9.39%

All executive officers and directors as a group (two persons)	1,875,000,000	70.41%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Gold Union, Inc., L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor, Malaysia.
(2)	Applicable percentage ownership is based on 2,663,134,500 shares of common stock outstanding as of April 3, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of April 3, 2017. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 3, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Mr. Xu Fei was appointed as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on September 26, 2011. Mr. Fei resigned from his position as Chief Financial Officer on July 6, 2012 and from all other positions on July 17, 2012. Mr. Xu Fei’s address is No. 6, Houjiayu, Wangzuoxiang 10000, Beijing, China.
(4)	Mr. Lim Yew Chuan is the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.
(5)	Ms. Kao Wei-Chen (aka Kao Hsuan-Ying) is a Director of Phnom Penh Golden Corridor Trading Co. Ltd. Her address is L8-09, Wisma BU8, No.11, Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor Darul Ehsan, Malaysia.
(6)	Ms. Chou Pei-Chi, Ms. Chou Pei-Ying and Mr. Chou Feng-Kai are siblings and they are children of Ms. Kao Wei-Chen (aka Kao Hsuan-Ying)

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence .

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2016 and December 31, 2015, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds are due on demand. As of December 31, 2016, Ms. Kao Wei-Chen, our major shareholder advanced $214,517, all of which is outstanding.

As of December 31, 2015, Ms. Kao Wei-Chen, our major shareholder, advanced $189,063, all of which is outstanding.

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

ITEM 14.   Principal AccountING Fees And Services.

HKCMCPA Company Limited (“HKCMCPA”) audited our financial statements for the fiscal years ended December 31, 2016 and 2015.

All audit work was performed by the full time employees of HKCMCPA for the above mentioned fiscal years. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by HKCMCPA, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	December 31, 2016	December 31, 2015

Audit fees	$20,000	$15,500
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	20,000	15,500

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

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

GOLD UNION INC.

Date: April 28, 2017	By:	/s/ Lim Yew Chuan
Lim Yew Chuan
Chief Executive Officer, Chief Financial Officer

GOLD UNION INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

Gold Union Inc.

We have audited the accompanying consolidated balance sheets of Gold Union Inc. (“the Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of operations and cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

April 21, 2017

GOLD UNION INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$88,247	$115,935
Prepayments and deposits	4,642	4,642

Total current assets	92,889	120,577

Non-current assets:
Land under development	$630,000	$630,000
TOTAL ASSETS	$722,889	$750,577

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amounts due to related parties	$214,517	$189,063
Accounts payables and accrued liabilities	36,413	25,774

Total liabilities	250,930	214,837

Commitments and contingencies

Stockholders’ equity:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 and 2,663,134,500 shares issued and outstanding as of December 31, 2016 and 2015, respectively	266,313	266,313
Additional paid-in capital	387,055	387,055
Accumulated deficit	(548,861)	(499,478)

Total stockholders’ equity	104,507	153,890

Non-controlling interests	367,452	381,850

Total equity	471,959	535,740

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$722,889	$750,577

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2016	2015

Revenue	$–	$–

Operating Expenses:
Professional fees	36,093	86,624
General and administrative expenses	27,688	75,342

Operating loss	(63,781)	(161,966)

Loss before income tax	(63,781)	(161,966)

Income tax expense	–	–

Net loss	$(63,781)	$(161,966)

Net loss attributable to non-controlling interest	(14,398)	(38,385)

Net loss attributable to the Company	$(49,383)	$(123,581)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(63,781)	$(161,966)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	10,639	(35,390)

Net cash used in operating activities	(53,142)	(197,356)

Cash flows from financing activities:
Advances from related parties	25,454	118,967

Net cash provided by financing activities	25,454	118,967

NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,688)	(78,389)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	115,935	194,324

CASH AND CASH EQUIVALENTS, END OF YEAR	$88,247	$115,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Non-controlling	Total
	Shares	Amount	Capital	Deficit	Equity	Interest	Equity
Balance as of December 31, 2015 (Audited)	2,663,134,500	$266,313	$387,055	$(499,478)	$153,890	$381,850	$535,740

Net loss for the period	–	–	–	(49,383)	(49,383)	(14,398)	(63,781)

Balance as of December 31, 2016	2,663,134,500	$266,313	$387,055	$(548,861)	$104,507	$367,452	$471,959

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

On July 31, 2014, the Company formed G.U. International Limited, under the laws of the Republic of Seychelles.

On December 31, 2015, the Company completed the acquisition of 48% equity interest in Phnom Penh Golden Corridor Trading Co. Limited (“PPGCT”)in exchange of 2,500,000,000 shares of its common stock. PPGCT was treated as the acquirer for accounting purpose since the original stockholders of PPGCT owned a majority of the shares of the Company’s common stock immediately following the completion of the transaction. PPGCT was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquire. This transaction was accounted for as a reverse acquisition under U.S. GAAP.

The Company’s fiscal year end is December 31, 2016.

2.       GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from continuous losses with an accumulated deficit of $548,861 as of December 31, 2016 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2016 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of GOLU and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by the related to investment in an associate during the years ended December 31, 2016 and 2015.

●	Income taxes

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

●	Net loss per share

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

There were no potentially outstanding dilutive shares for the years ended December 31, 2016 and 2015.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Related parties

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

●	Commitments and contingencies

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

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Fair value of financial instruments

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

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On April 7, 2015, Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest—Imputation of Interest—Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company elected to early adopt this standard which did not have a material impact on the Company's financial position or results of operations.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In July 2015, the FASB issued ASU No. 2015-11, Inventory—Simplifying the Measurement of Inventory (Topic 330). The amendments in this ASU require an entity to measure inventory that is not measured using the last-in, first-out (LIFO) or retail inventory methods at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) A lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) A right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company is evaluating this ASU and has not determined the effect of this standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The Company does not expect that the adoption will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. The Company is evaluating the effect that ASU No. 2016-09 will have on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2016-15 on its financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

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

No depreciation is provided for during the years presented.

5.       INCOME TAXES

The Company generated an operating loss for the years ended December 31, 2016 and 2015 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of December 31, 2016, the Company incurred $451,250 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2036, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $153,425 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

G.U. Asia Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. There is no operation in Hong Kong during the period reported.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Republic of Seychelles

Under the Republic of Seychelles law, G.U. International Limited is not subject to tax on income.

Kingdom of Cambodia

PPGCT is subject to Cambodian tax law at the statutory rate of 20% on its assessable income.

As of December 31, 2016, PPGCT incurred $101,504 of cumulative net operating losses which can be carried forward to offset against its future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $20,301 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015

Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$153,425	$141,153
- Kingdom of Cambodia	20,301	14,763
	173,726	155,916
Less: valuation allowance	(173,726)	(155,916)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $173,726 as of December 31, 2016. During the year ended December 31, 2016, the valuation allowance increased by $17,810, primarily relating to net operating loss carryforwards from the local tax regime.

6.        STOCKHOLDERS’ EQUITY

As of December 31, 2016 and 2015, the Company had a total of 2,663,134,500 shares of its common stock issued and outstanding.

7.        RELATED PARTY TRANSACTIONS

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a shareholder was not significant.

Free Office Space from its Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.	SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2016 up through the date was the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

