Form 10-Q
period 2017-03-31
GOLD UNION INC.
filed 2017-05-17
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of May 16, 2017, the issuer had outstanding 2,663,134,500 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

GOLD UNION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$84,210	$88,247
Prepayments and deposits	4,702	4,642

	88,912	92,889

Non-current assets:
Land under development	630,000	630,000
TOTAL ASSETS	$718,912	$722,889

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amounts due to related parties	$225,003	$214,517
Accounts payables and accrued liabilities	42,995	36,413

Total liabilities	267,998	250,930

Commitments and contingencies

Stockholders’ deficit:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 and 2,663,134,500 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	266,313	266,313
Additional paid-in capital	387,055	387,055
Accumulated deficit	(567,838)	(548,861)

Total stockholders’ deficit	85,530	104,507

Non-controlling interests	365,384	367,452

Total equity	450,914	471,959

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$718,912	$722,889

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended March 31,
	2017	2016

Revenue	$–	$–

Operating Expenses:
Professional fees	17,068	17,408
General and administrative expenses	3,977	16,629

Loss before income tax	(21,045)	(34,037)

Income tax expense	–	–

Net loss	$(21,045)	$(34,037)

Net loss attributable to non-controlling interest	(2,068)	(8,647)

Net loss attributable to non-controlling interest	(18,977)	(25,390)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months ended March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(21,045)	$(34,037)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepayments and deposits	(60)	–
Accounts payable and accrued liabilities	6,582	129

Net cash used in operating activities	(14,523)	(33,908)

Cash flows from financing activities:
Advances from related parties	10,486	17,279

Net cash provided by financing activities	10,486	17,279

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,037)	(16,629)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,247	115,935

CASH AND CASH EQUIVALENTS, END OF PERIOD	$84,210	$99,306

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity	Non-controlling interest	Total equity
	No. of shares	Amount

Balance as of December 31, 2016 (Audited)	2,663,134,500	$266,313	$387,055	$(548,861)	$104,507	$367,452	$471,959

Net loss for the period	–	–	–	(18,977)	(18,977)	(2,068)	(21,045)

Balance as of March 31, 2017	2,663,134,500	$266,313	$387,055	$(567,838)	$85,530	$365,384	$450,914

See accompanying notes to condensed consolidated financial statements

.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $567,838 as of March 31, 2017 and experienced negative cash flows from operations. The continuation of the Company as a going concern through March 31, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

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

A variety of costs are incurred in the acquisition, development and construction of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalized only those costs associated with the portion under construction. No cost was capitalized during the period ended March 31, 2017 and 2016.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

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

For the three months ended March 31, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three months ended March 31, 2017 and 2016.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

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

At March 31, 2017, the Company had three pieces of freehold farmland located at Phkang Village, Chbarmorn Commune, Chbarmorn District, Phnom Penh, Cambodia with a total land size of 172,510 meter square. These lands are currently vacant and the Company is actively anticipating the town planning and development application. The Company expects to develop and construct an industrial complex for rental income purpose, which will be completed in the next two to three years, subject to the final approval from the local government.

No depreciation is provided for during the periods presented.

NOTE – 6	AMOUNT DUE TO A RELATED PARTY

From time to time, a major stockholder of the Company advanced funds to the Company for working capital purpose in the prior periods. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

NOTE – 7	INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2017 and 2016 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

As of March 31, 2017, the Company incurred $468,317 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $159,228 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

As of March 31, 2017, PPGCT incurred $105,481 of cumulative net operating losses which can be carried forward to offset against its future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $21,096 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$159,228	$153,425
- Kingdom of Cambodia	21,096	20,301
	180,324	173,726
Less: valuation allowance	(180,324)	(173,726)
Deferred tax assets	$–	$–

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $180,324 as of March 31, 2017. During the three months ended March 31, 2017, the valuation allowance increased by $6,598, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE – 8	RELATED PARTY TRANSACTIONS

Advances from a Major Stockholder

From time to time, a major stockholder of the Company advance funds to the Company for working capital purpose in the prior periods. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

Free Office Space from its Majority Stockholder

The Company has been provided office space by its major stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE – 9	COMMITMENTS AND CONTINGENCIES

As of March 31, 2017, the Company had no material capital commitments or contingencies involved.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and March 31, 2015

The following table sets forth certain operational data for the three months ended March 31, 2017, compared to the three months ended March 31, 2016:

	Three Months ended March 31,
	2017	2016

Revenue	$–	$–

Operating Expenses:
Professional fees	17,068	17,408
General and administrative expenses	3,977	16,629

Loss before income tax	(21,045)	(34,037)

Income tax expense	–	–

Net loss	$(21,045)	$(34,037)

Net loss attributable to non-controlling interest	(2,068)	(8,647)

Net loss attributable to non-controlling interest	(18,977)	(25,390)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

Net Revenue. We have not generated revenues since inception. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such business develops.

Operating Expenses. During the three months ended March 31, 2017, we incurred operating expenses of $21,045, as compared to $34,037 during the same period ended March 31, 2016. Operating expenses consisted of general and administrative expenses and professional fees.

We expect our operating expenses to increase as we begin our real estate development business.

Net Loss. We incurred a net loss of $21,045 and $34,037 for the three months ended March 31, 2017, and 2016, respectively. The decrease in net loss occurred from a slight decrease in our general and administrative expenses. Net loss during the three months ended March 31, 2017, consisted of net loss of $18,977 attributable to Gold Union Inc. and $2,068 attributable to Golden Corridor. Net loss during the three months ended March 31, 2016, consisted of net loss of $25,390 attributable to Gold Union Inc. and $8,647 attributable to Golden Corridor.

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

As of March 31, 2017, our current assets were $88,912 and our current liabilities were $267,998, resulting in a working capital deficit of $179,086. Our current liabilities consisted of $225,003 due to related parties and $42,995 of accounts payables and accrued liabilities. Our long term assets consisted solely of land under development of $630,000.

Stockholders’ deficit decreased from $104,507 as of December 31, 2016 to $85,530 as of March 31, 2017.

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

	Three months ended
	3/31/2017	3/31/2016
Net cash used in operating activities	$14,523	$33,908
Net cash provided by financing activities	$10,486	$17,279

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the three months ended March 31, 2017, net cash used in operating activities was $14,523 as compared to net cash used in operating activities of $33,908 for the three months ended March 31, 2016.

Net Cash Provided By Financing Activities.

During the three months ended March 31, 2017, net cash provided by financing activities was $10,486 as compared to net cash provided by financing activities of $17,279 for the same period ended March 31, 2016. Net cash provided by financing activities for the period ended March 31, 2017, consisted of ________________. Net cash provided by financing activities for the period ended March 31, 2016, consisted solely of advances from Vincent Lim, a former director of Gold Union Inc.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2017, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 17, 2017

