Form 10-Q
period 2017-06-30
GOLD UNION INC.
filed 2017-08-14
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 11, 2017, the issuer had outstanding 2,663,134,500 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1     Financial Statements

GOLD UNION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$81,112	$88,247
Prepayments and deposits	4,824	4,642

Total current assets	85,936	92,889

Non-current assets:
Land under development	$630,000	$630,000
TOTAL ASSETS	$715,936	$722,889

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amounts due to related parties	$226,623	$214,517
Accounts payables and accrued liabilities	48,045	36,413

Total liabilities	274,668	250,930

Commitments and contingencies

Stockholders’ equity:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 and 2,663,134,500 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	266,313	266,313
Additional paid-in capital	387,055	387,055
Accumulated deficit	(575,915)	(548,861)

Total stockholders’ equity	77,453	104,507

Non-controlling interests	363,815	367,452

Total equity	441,268	471,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$715,936	$722,889

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2017	2016	2017	2016
Revenue	$–	$–	$–	$–

Operating Expenses:
Professional fees	6,628	1,946	23,696	19,354
General and administrative expenses	3,018	5,232	6,995	21,861

Loss before income tax	(9,646)	(7,178)	(30,691)	(41,215)

Income tax expense	–	–	–	–

Net loss	$(9,646)	$(7,178)	$(30,691)	$(41,215)

Net loss attributable to non-controlling interest	(1,569)	(2,721)	(3,637)	(11,368)

Net loss attributable to the company	$(8,077)	$(4,457)	(27,054)	(29,847)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500	2,663,134,500	2,663,134,500

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six Months ended June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(30,691)	$(41,215)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepayments and deposits	(182)	(35)
Accounts payable and accrued liabilities	11,632	4,170

Net cash used in operating activities	(19,241)	(37,080)

Cash flows from financing activities:
Advances from related parties	12,106	15,219

Net cash provided by financing activities	12,106	15,219

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,135)	(21,861)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,247	115,935

CASH AND CASH EQUIVALENTS, END OF PERIOD	$81,112	$94,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’	Non- controlling	Total
	No of shares	Amount	capital	deficit	equity	interest	equity

Balance as of December 31, 2016 (Audited)	2,663,134,500	$266,313	$387,055	$(548,861)	$104,507	367,452	471,959

Net loss for the period	–	–	–	(27,054)	(27,054)	(3,637)	(30,691)

Balance as of June 30, 2017	2,663,134,500	$266,313	$387,055	$(575,915)	$77,453	363,815	441,268

See accompanying notes to condensed consolidated financial statements.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of December 31, 2016 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.

NOTE 2 – ORGANIZATION AND BUSINESS BACKGROUND

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

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 3 – GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $575,915 as of June 30, 2017 and experienced negative cash flows from operations. The continuation of the Company as a going concern through June 30, 2018 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Policy for Capitalizing Development Cost

The cost of land includes the purchase price of property, legal fees and other acquisition costs. Costs directly related to planning, developing, initial leasing and constructing a property are capitalized and classified as Land under Development in the balance sheets. Capitalized development costs include interest, and other direct project costs incurred during the period of development. As of June 30, 2017, there was no such capitalized interest and capitalized development cost.

A variety of costs are incurred in the acquisition, development and construction of properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The Company adopts the capitalization policy on development properties, which is guided by ASC Topic 835-20 “Interest – Capitalization of Interest” and ASC Topic 970 “Real Estate - General”. The costs of land and buildings under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, salaries and related costs and other costs incurred during the period of development. The Company considers a construction project as substantially completed and held available for occupancy upon the receipt of certificates of occupancy, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed and (2) occupied or held available for occupancy, and the Company capitalized only those costs associated with the portion under construction. No cost was capitalized during the period ended June 30, 2017 and 2016.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

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

For the three and six months ended June 30, 2017 and 2016, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2017, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three and six months ended June 30, 2017 and 2016.

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

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

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

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

NOTE 5 – LAND UNDER DEVELOPMENT

At June 30, 2017, the Company had three pieces of freehold farmland located at Phkang Village, Chbarmorn Commune, Chbarmorn District, Phnom Penh, Cambodia with a total land size of 172,510 meter square. These lands are currently vacant and the Company is actively anticipating the town planning and development application. The Company expects to develop and construct an industrial complex for rental income purpose, which will be completed in the next two to three years, subject to the final approval from the local government.

No depreciation is provided for during the periods presented.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE 6 – AMOUNT DUE TO A RELATED PARTY

From time to time, a major stockholder of the Company advanced funds to the Company for working capital purpose in the prior periods. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

NOTE 7 – INCOME TAXES

The Company generated an operating loss for the three and six months ended June 30, 2017 and 2016 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of June 30, 2017, the Company incurred $474,945 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $161,481 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

As of June 30, 2017, PPGCT incurred $108,499 of cumulative net operating losses which can be carried forward to offset against its future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $21,700 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

GOLD UNION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$161,481	$153,425
- Kingdom of Cambodia	21,700	20,301
	183,181	173,726
Less: valuation allowance	(183,181)	(173,726)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $183,181 as of June 30, 2017. During the six months ended June 30, 2017, the valuation allowance increased by $9,455, primarily relating to net operating loss carryforwards from the local tax regime.

NOTE 8 – RELATED PARTY TRANSACTIONS

Advances from a Major Stockholder

From time to time, a major stockholder of the Company advance funds to the Company for working capital purpose in the prior periods. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from director was not significant.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

For the three and six months ended June 30, 2017, the Company was committed to an operating lease agreement for office premises at a fixed amount on a monthly basis and generally did not contain significant renewal options.

As of June 30, 2017, the Company had no material capital commitments or contingencies involved.

NOTE 10 – SUBSEQUENT EVENT

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

On August 28, 2014, we executed a Share Exchange Agreement with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 8 other individuals (collectively, the “Golden Corridor Shareholders”), which agreement was amended several times to extend the closing date of the acquisition (collectively, the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, we, through GUI, purchased 480 shares of Phnom Penh Golden Corridor Trading Co. Limited (the “GC Shares”), from 9 private Golden Corridor Shareholders, representing 48% of the issued and outstanding shares of common stock of Golden Corridor. As consideration, we issued to the Golden Corridor Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000. We consummated the acquisition of the GC Shares on December 31, 2015.

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

Results of Operations

Comparison of the three months ended June 30, 2017 and June 30, 2016.

The following table sets forth certain operational data for the three months ended June 30, 2017, compared to the three months ended June 30, 2016:

	Three Months ended June 30,
	2017	2016

Revenue	$–	$–

Operating Expenses:
Professional fees	6,628	1,946
General and administrative expenses	3,018	5,232

Loss before income tax	(9,646)	(7,178)

Income tax expense	–	–

Net loss	$(9,646)	$(7,178)

Net loss attributable to non-controlling interest	(1,569)	(2,721)

Net loss attributable to the company	$(8,077)	$(4,457)

Net Revenue. We have not generated revenues since inception. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such business develops.

Operating Expenses. During the three months ended June 30, 2017, we incurred operating expenses of $9,646, as compared to $7,178 during the same period ended June 30, 2016. Operating expenses consisted of general and administrative expenses and professional fees.

We expect our operating expenses to increase as we begin our real estate development business.

Net Loss. We incurred a net loss of $9,646 and $7,178 for the three months ended June 30, 2017, and 2016, respectively. The increase in net loss occurred from a slight increase in our professional expenses. Net loss during the three months ended June 30, 2017, consisted of net loss of $8,077 attributable to Gold Union Inc. and $1,569 attributable to Golden Corridor. Net loss during the three months ended June 30, 2016, consisted of net loss of $4,457 attributable to Gold Union Inc. and $2,721 attributable to Golden Corridor.

Comparison of the six months ended June 30, 2017 and June 30, 2016

The following table sets forth certain operational data for the six months ended June 30, 2017, compared to the six months ended June 30, 2016:

	Six Months ended June 30,
	2017	2016

Revenue	$–	$–

Operating Expenses:
Professional fees	23,696	19,354
General and administrative expenses	6,995	21,861

Loss before income tax	(30,691)	(41,215)

Income tax expense	–	–

Net loss	$(30,691)	$(41,215)

Net loss attributable to non-controlling interest	(3,637)	(11,368)

Net loss attributable to the company	$(27,054)	$(29,847)

Net Revenue. We have not generated revenues since inception. We are working to develop our real estate development business in Cambodia and hope to generate revenue as such business develops.

Operating Expenses. During the six months ended June 30, 2017, we incurred operating expenses of $30,691, as compared to $41,215 during the same period ended June 30, 2016. Operating expenses consisted of general and administrative expenses and professional fees.

We expect our operating expenses to increase as we begin our real estate development business.

Net Loss. We incurred a net loss of $30,691 and $41,215 for the six months ended June 30, 2017, and 2016, respectively. The decrease in net loss occurred from a slight decrease in our general and administrative expenses. Net loss during the six months ended June 30, 2017, consisted of net loss of $27,054 attributable to Gold Union Inc. and $3,637 attributable to Golden Corridor. Net loss during the six months ended June 30, 2016, consisted of net loss of $29,847 attributable to Gold Union Inc. and $11,368 attributable to Golden Corridor.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have not attained profitable operations and are dependent upon obtaining financing to our business plans. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2016, that they have substantial doubt we will be able to continue as a going concern. Going concern uncertainties are also expressed in Note 3 of our financial statements for the quarter ended June 30, 2017.

As of June 30, 2017, our current assets were $85,936 and our current liabilities were $274,668, resulting in a working capital deficit of $188,732. Our current liabilities consisted of $226,623 due to related parties and $48,045 of accounts payables and accrued liabilities. Our long term assets consisted solely of land under development of $630,000.

Stockholders’ deficit decreased from $104,507 as of December 31, 2016 to $77,453 as of June 30, 2017.

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

	Six months ended
	6/30/2017	6/30/2016
Net cash used in operating activities	$19,241	$37,080
Net cash provided by financing activities	$12,106	$15,219

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the six months ended June 30, 2017, net cash used in operating activities was $19,241 as compared to net cash used in operating activities of $37,080 for the three months ended June 30, 2016.

Net Cash Provided By Financing Activities.

During the six months ended June 30, 2017, net cash provided by financing activities was $12,106 as compared to net cash provided by financing activities of $15,219 for the same period ended June 30, 2016. Net cash provided by financing activities for the period ended June 30, 2017, consisted of solely of advances from a major stockholder. Net cash provided by financing activities for the period ended June 30, 2016, consisted solely of advances from Vincent Lim, a former director of Gold Union Inc.

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

ITEM 4          Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2017, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2017.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our the six months ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2017

