Form 10-K
period 2017-12-31
GOLD UNION INC.
filed 2018-03-23
CIK 1500122

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at March 9, 2018
Common Stock, $.0001 par value per share	2,663,134,500 shares

The aggregate market value of the 1,538,134,500 shares of Common Stock of the registrant held by non-affiliates on June 30, 2017, the last business day of the registrant’s second quarter, computed by reference to the price at which such stock was last sold is $0.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

[UPDATES]

2

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

ITEM 1. DESCRIPTION OF BUSINESS.

History

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” Effective January 6, 2014, we changed our name to “Gold Union Inc.” Effective March 26, 2018, our name will be changed to Noble Vici Group, Inc. We expect our trading symbol to change to NVGI shortly thereafter.

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

On December 31, 2015, we consummated a Share Exchange Agreement with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 8 other individuals (collectively, the “Golden Corridor Shareholders”), which agreement was amended several times to extend the closing date of the acquisition (collectively, the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, we, through GUI, purchased 480 shares of Phnom Penh Golden Corridor Trading Co. Limited (the “GC Shares”), from 9 private Golden Corridor Shareholders, representing 48% of the issued and outstanding shares of common stock of Golden Corridor. As consideration, we agreed to issue to the Golden Corridor Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000.

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

Due to difficulties in entering the real estate development and rental business, on February 2, 2018, we engaged in a corporate reorganization and effectively spun off our interest in Golden Corridor and our real estate business by distributing the GC Shares to our shareholders. On March 18, 2018, our subsidiary, G.U. Asia Limited was dissolved. As a result of the distribution, our current corporate structure is set forth below.

Gold Union Inc. (Delaware)

G.U. International Limited (Republic of Seychelles)

Description of Business

Prior to our distribution of the GC Shares, we had anticipated engaging in the business of purchasing, selling and leasing of land and houses, as well as making investments in industrial properties through our ownership of the GC Shares. As a result of our distribution, we are now a shell company with nominal assets.

Our current business plan is to seek business combination opportunities with existing businesses. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. As of the date of this Annual Report, we have not entered into any agreement with any party regarding acquisition opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;
•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;
•	Strength and diversity of management, either in place or scheduled for recruitment;
•	Capital requirements and anticipated availability of required funds from the Registrant, from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
•	The extent to which the business opportunity can be advanced;
•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available acquisition opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We may not discover or adequately evaluate adverse facts about the business to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information that may be available regarding private companies, our limited personnel and financial resources.

We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our lack of funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the indemnification and evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Additionally, we are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Near-Term Requirements For Additional Capital

For the immediate future, we intend to finance our business efforts and any future acquisitions through sales of our securities to existing shareholders and loans from existing shareholders or financial institutions. We have not yet generated revenues. We expect to incur relatively small operating losses over the next twelve months until we acquire an operating company. There can be no assurance that that we will be successful in consummating a business acquisition or that such business will be successful after acquisition.

Employees

We currently do not have any full time or part time employees. Our Chief Executive Officer, Chief Financial Officer, and Secretary, Lim Yew Chuan, is expected to carry out all administrative functions. Once we consummate a business acquisition, we expect to hire additional officers and employees for such operations.

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

ITEM 2. Properties.

Our principal office is located at L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor, Malaysia. This office is provided by our substantial shareholder, Ms. Kao Wei-Chen, at no charge with no fixed term.

We believe that our current facilities are adequate for our current needs. We intend to secure new facilities or expand existing facilities as necessary to support future growth. We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3. Legal Proceedings.

There are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “GOLU”. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained. We expect our symbol to change to “NVGI” on or shortly after March 26, 2018.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended December 31, 2017:
Fourth Quarter	$1.10	$1.10
Third Quarter	$1.10	$1.10
Second Quarter	$1.10	$0.05
First Quarter	$0.05	$0.05
Fiscal year ended December 31, 2016:
Fourth Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
First Quarter	$0.05	$0.05

(b)  Approximate Number of Holders of Common Stock

As of March 9,  2018, there were approximately 52 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended December 31, 2017 , that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended December 31, 2017 and 2016. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

On December 31, 2015, we consummated a Share Exchange Agreement with G.U. International Limited, a limited company incorporated under the laws of the Republic of Seychelles and our wholly owned subsidiary (“GUI”), and Kao Wei-Chen, an individual representing herself and 8 other individuals (collectively, the “Golden Corridor Shareholders”), which agreement was amended several times to extend the closing date of the acquisition (collectively, the “Share Exchange Agreement”). Pursuant to the Share Exchange Agreement, we, through GUI, purchased 480 shares of Phnom Penh Golden Corridor Trading Co. Limited (the “GC Shares”), from 9 private Golden Corridor Shareholders, representing 48% of the issued and outstanding shares of common stock of Golden Corridor. As consideration, we agreed to issue to the Golden Corridor Shareholders 2,500,000,000 shares of our common stock, at a value of US $0.002 per share, for an aggregate value of US $5,000,000.

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

Due to difficulties in entering the real estate development and rental business, on February 2, 2018, we engaged in a corporate reorganization and effectively spun off our interest in Golden Corridor and our real estate business by distributing the GC Shares to our shareholders. As a result of our distribution, we are now a shell company with nominal assets.

Our current business plan is to seek business combination opportunities with existing businesses. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. As of the date of this Annual Report, we have not entered into any agreement with any party regarding acquisition opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

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

Results of Operations

Comparison of the year ended December 31, 2017 and December 31, 2016

The following table sets forth certain operational data for the year ended December 31, 2017, compared to the year ended December 31, 2016:

	Years ended December 31,
	2017	2016

Revenue	$–	$–

Operating Expenses:
Professional fees	44,969	36,093
General and administrative expenses	12,559	27,688

Operating loss	(57,528)	(63,781)

Net loss	$(57,528)	$(63,781)

Net loss attributable to non-controlling interest	(6,531)	(14,398)

Net loss attributable to the Company	$(50,997)	$(49,383)

Net Revenue. We have not generated revenues since inception and have not yet commenced business operations. We are seeking business combination opportunities and hope to generate revenue as such businesses are acquired.

Operating Loss. During the year ended December 31, 2017, we incurred operating losses of $57,528, consisting of $44,969 of professional expenses and $12,559 of general and administrative expenses. During the same period ended December 31, 2016, we incurred operating losses of $63,781, consisting of $36,093 of professional fees and $27,688 of general and administrative expenses. The decrease in operating loss is attributable to a reduction in general and administrative expenses.

Net Loss. We recorded a net loss of $57,528 and $63,781 for the twelve months ended December 31, 2017, and 2016, respectively. The decrease in net loss is primarily due to the reduction in general and administrative expenses.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We are not generating revenue and are dependent upon obtaining financing to continue our business plans. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2017, that they have substantial doubt we will be able to continue as a going concern.

As of December 31, 2017, our current assets were $80,372, consisting of $75,428 in cash and cash equivalents and $4,944 in prepayments and deposits. Our current liabilities were $295,941 resulting in a working capital deficit of $215,569. Our current liabilities consisted of $238,714 in amounts due to Ms. Kao Wei-Chen, our major shareholder, and $57,227 of accounts payables and accrued liabilities.

Accumulated deficit increased from $548,861 as of December 31, 2016, to $599,858 as of December 31, 2017.

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

	Twelve months ended
	12/31/2017	12/31/2016
Net cash used in operating activities	(37,016)	(53,142)
Net cash provided by financing activities	24,197	25,454

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the twelve months ended December 31, 2017, net cash used in operating activities was $37,016 compared to net cash used in operating activities of $53,142 for the twelve months ended December 31, 2016. Net cash used consisted of a net loss of $57,528 offset by an increase in accrued expenses of $20,814.

Net Cash Provided By Financing Activities.

During the twelve months ended December 31, 2017, net cash provided by financing activities was $24,197 compared to net cash provided by financing activities of $25,454 for the same period ended December 31, 2016. Net cash provided from financing activities during the twelve months ended December 31, 2017 consisted of advances from stockholders.

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

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by the related to investment in an associate during the years ended December 31, 2017 and 2016.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2017.

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

As of December 31, 2017, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of December 31, 2017.

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

Name	Age	Position
Lim Yew Chuan	70	Director, Chief Executive Officer, Chief Financial Officer and Secretary

Set forth below are the directors of Phnom Penh Golden Corridor Trading Co. Ltd. (“Golden Corridor”), which was spun off effective February 2, 2018.

Name	Age	Position
Kao Hsuan-Ying (aka Kao Wei-Chen)	62	Director (Chairperson)
Chen Wei Nian	22	Director
Chen Yi Jun	23	Director

Golden Corridor currently does not have any other executives or employees.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company, and each of the directors of Phnom Penh Golden Corridor Trading Co. Ltd.

Lim Yew Chuan, age 70, a Malaysian, joined us on February 18, 2016, as our Chief Executive Officer, Chief Financial Officer, Secretary and Director. He has been working as an independent business and system consultant out of Malaysia since his last position in 2011 as Senior Vice President of Systems in Interpay International Group Limited, a subsidiary of Cardtrend International Inc., a Nevada incorporated company, involving in payment systems. He possesses of over 40 years of business experience in South East Asia with 13 years in the payment industry in Asian countries. Prior to joining iSynergy Sdn. Bhd., a payment company in Malaysia issuing MasterCard payment cards, where he worked as the Vice President of Systems between 1998 to 2008, Mr. Lim worked as a dealer representative of AmSteel Securities Sdn. Bhd., a large stock broking company in Malaysia in the mid-90s, handling mainly corporate clients. Prior to this, Mr. Lim worked as the manager of a company in Malaysia since 1975, dealing in trading of hardware materials for construction and engineering industries. Mr. Lim holds a B.Sc. Degree in Mathematics & Computing from the University of North London, London, UK, where he graduated in 1974. Mr. Lim speaks and writes English and Malay.

Kao Wei-Chen (aka Kao Hsuan-Ying), age 62, Taiwanese, has served as a director and the Chairwoman of the Phnom Penh Golden Corridor Trading Co. Ltd. since its inception on August 14, 2013. During 1977 to 1985, Ms. Kao served as the CEO of Taichung Jiyuan Enterprise in Taichung, Taiwan. As the CEO of Taichung Jiyuan Enterprise, she led a team in developing and building the company's business of wholesaling of imported household general and electrical goods. At the end of 1985, Ms. Kao was appointed as the CEO of Thailand Cai Hong Co. Ltd.., an import/export private limited company incorporated in Bangkok, Thailand. She left Thailand Cai Hong Co. Ltd. in 1995 and became an executive director of Thailand Luxury Living International Pte. Ltd., a direct marketing company in Bangkok selling spa and health products. In 2008, Ms. Kao resigned from Thailand Luxury Living International Pte. Ltd. and formed her own trading company, S.I. Global Limited, a private limited company incorporated in Hong Kong, dealing in consumer health products. Ms. Kao has been investing in properties in South-east Asian countries since 1995 and owns several properties in Taiwan, Thailand and Malaysia. Ms. Kao graduated with a Bachelor of Arts Degree in 1976 from Taiwan’s National Chung Hsing University, Taichung, Taiwan, majoring in history. We believe that Ms. Kao’s business experience and familiarity with the business environment in Asia is beneficial to the property development business of Phnom Penh Golden Corridor Trading Co. Ltd. in Cambodia.

Chen Wei Nian, age 22, Cambodian, serves as a non-executive director of Phnom Penh Golden Corridor Trading Co. Ltd. from December 1, 2014. Mr. Chen is the Sales & Marketing Manager of Huione Co. Ltd., a private limited company in Phnom Penh, Cambodia, trading in building materials. Prior to joining Huione Co. Ltd., Mr. Chen was the Executive Manager of HungHao Construction Co. Ltd., a construction company in Phnom Penh, Cambodia. Mr. Chen attended Houma High School in Phnom Penh, Cambodia from 2011 to 2013. We believe that Mr. Chen’s experience and familiarity with the building and construction industry qualify him to serve as a director of Golden Corridor.

Chen Yi Jun, age 23, Cambodian, serves as a non-executive director of Phnom Penh Golden Corridor Trading Company from December 1, 2014. Ms. Chen was a piano teacher from 2013 to 2014 at Ars Nova Music Centre, Phnom Penh, Cambodia. Following her resignation from her piano teaching job in 2014, Ms. Chen was a customer sales consultant in an electrical home appliances retailer in Phnom Penh, Cambodia. Ms. Chen is an accountant in a car repair company in Phnom Penh. She obtained a high school diploma in 2012 from Houma High School in Phnom Penh, Cambodia. In 2014, Ms. Chen obtained a Diploma in Business from Raffles International College, Phnom Penh, Cambodia. Ms. Chen is proficient in Khmer, Chinese and English. She possesses computer skills in Microsoft Word, PowerPoint and Excel. We believe that Ms. Chen’s familiarity with Golden Corridor and general business experience qualify her to serve as a director of Golden Corridor.

Family Relationships.

Ms. Chou Pei-Chi, Ms. Chou Pei-Ying and Mr. Chou Feng-Kai are siblings and shareholders of the company. They are also children of Ms. Kao Wei-Chen (aka Kao Hsuan-Ying), the director and Chairperson of Golden Corridor, our former affiliate. Except as set forth above, there are no other family relationships between the directors and executive officers of the Company and Golden Corridor.

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

Director Nominations

As of December 31, 2017, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that these persons have complied with all applicable filing requirements during fiscal year ended December 31, 2017.

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

Our named executive officers are eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the board of directors provides the bonus recommendation for the Chief Executive Officer. However, the board has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the board may deem relevant. The Company did not award any cash bonuses during fiscal year 2017.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended December 31, 2017 and 2016 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on December 31, 2017 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on December 31, 2017.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)

Lim Yew Chuan (1)	2017	0	0	0	0	0
(Chief Executive Officer, Chief Financial Officer and Secretary)	2016	0	0	0	0	0

 __________________________

__________________

(1)	Lim Yew Chuan was appointed to serve as our Chief Executive Officer, Chief Financial Office, Secretary and director on February 18, 2016.

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

Compensation of Directors

During our fiscal year ended December 31, 2017, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Lim Yew Chuan, our Chief Executive Officer, Chief Financial Officer, and Secretary. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Lim Yew Chuan

 ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 9, 2018, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock (2)

Lim Yew Chuan (3)	0	0%
Kao Wei-Chen (aka Kao Hsuan-Ying (4)	1,125,000,000	42.24%
Chou Pei-Chi (5)	250,000,000	9.39%
Chou Pei-Ying (5)	250,000,000	9.39%
Chou Feng-Kai (5)	250,000,000	9.39%

All executive officers and directors as a group (one person)	0	0%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Gold Union, Inc., L8-09 Wisma BU 8, No. 11 Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor, Malaysia.
(2)	Applicable percentage ownership is based on 2,663,134,500 shares of common stock outstanding as of March 9, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of March 9, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 9, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Mr. Lim Yew Chuan is the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company.
(4)	Ms. Kao Wei-Chen (aka Kao Hsuan-Ying) is a Director of Phnom Penh Golden Corridor Trading Co. Ltd., our former affiliate. Her address is L8-09, Wisma BU8, No.11, Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor Darul Ehsan, Malaysia.
(5)	Ms. Chou Pei-Chi, Ms. Chou Pei-Ying and Mr. Chou Feng-Kai are siblings and they are children of Ms. Kao Wei-Chen (aka Kao Hsuan-Ying)

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended December 31, 2017 and December 31, 2016, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds are due on demand. As of December 31, 2017, Ms. Kao Wei-Chen, our major shareholder advanced $238,714, all of which is outstanding. As of December 31, 2016, Ms. Kao Wei-Chen, our major shareholder advanced $214,517 , all of which is outstanding.

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

ITEM 14.   Principal AccountING Fees And Services.

HKCMCPA Company Limited (“HKCMCPA”) audited our financial statements for the fiscal years ended December 31, 2017 and 2016.

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

	December 31, 2017	December 31, 2016

Audit fees	$21,000	$20,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	21,000	20,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

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
Date: March 23, 2018

GOLD UNION INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

Gold Union Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gold Union Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, during 2017, the Company experienced a net loss of $57,528 and negative operating cash flows of $37,016, at December 31, 2017, the Company had incurred cumulative net losses of $599,858 and working capital deficit of $215,569. Management’s plans in regard to this matter are described in Note 2.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HKCMCPA Company Limited

We have served the Company since 2014.

Hong Kong, China

March 23, 2018

GOLD UNION INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$75,428	$88,247
Prepayments and deposits	4,944	4,642

Total current assets	80,372	92,889

Non-current assets:
Land under development	630,000	630,000
TOTAL ASSETS	$710,372	$722,889

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amounts due to related parties	$238,714	$214,517
Accounts payables and accrued liabilities	57,227	36,413

Total liabilities	295,941	250,930

Commitments and contingencies

Stockholders’ equity:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 and 2,663,134,500 shares issued and outstanding as of December 31, 2017 and 2016, respectively	266,313	266,313
Additional paid-in capital	387,055	387,055
Accumulated deficit	(599,858)	(548,861)

Total stockholders’ equity	53,510	104,507
Non-controlling interests	360,921	367,452

Total equity	414,431	471,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$710,372	$722,889

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended December 31,
	2017	2016

Revenue	$–	$–

Operating Expenses:
Professional fees	44,969	36,093
General and administrative expenses	12,559	27,688

Operating loss	(57,528)	(63,781)

Loss before income tax	(57,528)	(63,781)

Income tax expense	–	–

Net loss	$(57,528)	$(63,781)

Net loss attributable to non-controlling interest	(6,531)	(14,398)

Net loss attributable to the Company	$(50,997)	$(49,383)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

	Years ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(57,528)	$(63,781)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepayments and deposits	(302)	–
Accounts payable and accrued liabilities	20,814	10,639

Net cash used in operating activities	(37,016)	(53,142)

Cash flows from financing activities:
Advances from related parties	24,197	25,454

Net cash provided by financing activities	24,197	25,454

NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,819)	(27,688)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	88,247	115,935

CASH AND CASH EQUIVALENTS, END OF YEAR	$75,428	$88,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional paid-in	Accumulated	Total GOLU stockholders’	Non-controlling	Total stockholders’
	No of shares	Amount	capital	deficit	equity	interest	equity

Balance as of December 31, 2015	2,663,134,500	$266,313	$387,055	$(499,478)	$153,890	$381,850	$535,740

Net loss for the year	–	–	–	(49,383)	(49,383)	(14,398)	(63,781)

Balance as of December 31, 2016	2,663,134,500	$266,313	$387,055	$(548,861)	$104,507	367,452	471,959

Net loss for the year	–	–	–	(50,997)	(50,997)	(6,531)	(57,528)

Balance as of December 31, 2017	2,663,134,500	$266,313	$387,055	$(599,858)	$53,510	$360,921	$414,431

See accompanying notes to consolidated financial statements.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

Gold Union Inc. (formerly “Advanced Ventures Corp.”, or the “Company”) was incorporated under the laws of the State of Delaware on July 6, 2010. The Company has revised its business plan to trade in precious metal bullion primarily in the Asia Pacific region.

Effective January 6, 2016, Advanced Ventures Corp. effected a name change to Gold Union Inc.

On March 27, 2012, the Company formed a wholly owned subsidiary, Advanced Ventures (HK) Ltd., under the laws of the Hong Kong Special Administrative Region (“HK SAR”) of the People’s Republic of China (“PRC”). Advanced Ventures (HK) Ltd. engages in the same line of business as that of the Company. On November 1, 2014, the Company dissolved Advanced Ventures (HK) Ltd. Advanced Ventures (HK) Ltd. which was inactive during its existence.

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

The Company’s fiscal year end is December 31, 2017.

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

During the year ended December 31, 2017, the Company experienced a net loss of $57,528, negative operating cash flows of $37,016, cumulative net losses of $599,858 and a working capital deficit of $215,569, at December 31, 2017. The continuation of the Company as a going concern through December 31, 2017 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Basis of consolidation

The consolidated financial statements include the financial statements of GOLU and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The Company accounts for the investment in associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by the related to investment in an associate during the years ended December 31, 2017 and 2016.

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

There were no potentially outstanding dilutive shares for the years ended December 31, 2017 and 2016.

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients;and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which changes the accounting for employee share-based payments, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under the new guidance, excess tax benefits associated with share-based payment awards will be recognized in the income statement when the awards vest or settle, rather than in stockholders’ equity. In addition, it will increase the number of shares an employer can withhold to cover income taxes on share-based payment awards and still qualify for the exemption to liability classification. The guidance was effective for the Company in the first quarter of 2017.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting, which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019.

In November 2017, the FASB has issued ASU No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606). ASU 2017-14 includes amendments to certain SEC paragraphs within the FASB Accounting Standards Codification (Codification). ASU 2017-14 amends the Codification to incorporate the following previously issued guidance from the SEC. ‘The amendments in ASU No. 2017-14 amends the Codification to incorporate SEC Staff Accounting Bulletin (SAB) No. 116 and SEC Interpretive Release on Vaccines for Federal Government Stockpiles (SEC Release No. 33-10403) that bring existing SEC staff guidance into conformity with the FASB’s adoption of and amendments to ASC Topic 606, Revenue from Contracts with Customers.

In September 2017, the FASB has issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.	LAND UNDER DEVELOPMENT

At December 31, 2017 and 2016, the Company owned three pieces of freehold farmland located at Phkang Village, Chbarmorn Commune, Chbarmorn District, Phnom Penh, Cambodia with a total land size of 172,510 meter square. These lands are currently vacant and the Company is actively anticipating the town planning and development application. The Company expects to develop and construct an industrial complex for rental income purpose, which will be completed in the next two to three years, subject to the final approval from the local government.

No depreciation is provided for during the years presented.

5.	INCOME TAXES

The Company generated an operating loss for the years ended December 31, 2017 and 2016 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the quarter ended December 31, 2017. The Company’s financial statements for the year ended December 31, 2017 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

As of December 31, 2017, the Company incurred $496,219 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2037, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $104,206 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

G.U. Asia Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. There is no operation in Hong Kong during the years reported.

Republic of Seychelles

Under the Republic of Seychelles law, G.U. International Limited is not subject to tax on income.

Kingdom of Cambodia

PPGCT is subject to Cambodian tax law at the statutory rate of 20% on its assessable income.

As of December 31, 2017, PPGCT incurred $114,063 of cumulative net operating losses which can be carried forward to offset against its future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $22,813 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

GOLD UNION INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards:
- United States of America	$104,206	$153,425
- Kingdom of Cambodia	22,813	20,301
	127,019	173,726
Less: valuation allowance	(127,019)	(173,726)
Deferred tax assets	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets of $127,019 as of December 31, 2017. During the year ended December 31, 2017, the valuation allowance decreased by $46,707, primarily relating to new tax cuts in the local tax regime.

6.	STOCKHOLDERS’ EQUITY

As of December 31, 2017 and 2016, the Company had a total of 2,663,134,500 shares of its common stock issued and outstanding.

7.	RELATED PARTY TRANSACTIONS

Advances from Stockholders

From time to time, stockholders of the Company advance funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a stockholder was not significant.

Free Office Space from its Majority Stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

8.	SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2017 up through the date was the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

On February 2, 2018, the Company completed a corporate reorganization and effectively spun off its interest in its subsidiary, Golden Corridor and its real estate business by distributing shares of PPGCT held by the Company to its shareholders.

On March 18, 2018, the Company’s subsidiary, G.U. Asia Limited was dissolved.

Effective March 26, 2018, the Company changed its name to Noble Vici Group, Inc. The Company expects the trading symbol to change to NVGI shortly thereafter.

