Form 10-Q
period 2018-03-31
Noble Vici Group, Inc.
filed 2018-05-11
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54761

NOBLE VICI GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1772663
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

36 Kaki Bukit Place
#04-01 Singapore 416214
Singapore
+65 68424329
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

As of May 4, 2018, the issuer had outstanding 2,663,134,500 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$–	$75,428
Prepayments and deposits	–	4,944

Total current assets	–	80,372

Non-current assets:
Land under development	–	630,000
TOTAL ASSETS	$–	$710,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to a related party	$280,317	$238,714
Accounts payables and accrued liabilities	22,448	57,227

Total liabilities	302,765	295,941

Commitments and contingencies

Stockholders’ (deficit) equity:
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 and 2,663,134,500 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	266,313	266,313
Additional paid-in capital	–	387,055
Accumulated deficit	(569,078)	(599,858)

Total stockholders’ (deficit) equity	(302,765)	53,510

Non-controlling interests	–	360,921

Total (deficit) equity	(302,765)	414,431

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$–	$710,372

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$–	$–

Operating Expenses:
Professional fees	23,116	17,068
General and administrative expenses	–	3,977

Loss before income tax	(23,116)	(21,045)

Income tax expense	–	–

Net loss	$(23,116)	$(21,045)

Net loss attributable to non-controlling interest	–	(2,068)

Net loss attributable to the Company	$(23,116)	$(18,977)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(23,116)	$(21,045)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities:
Prepayments and deposits	42	(60)
Accounts payable and accrued liabilities	(18,529)	6,582

Net cash used in operating activities	(41,603)	(14,523)

Cash flows from financing activities:
Advances from a related party	41,603	10,486
Cash outflows from dividend distribution in specie	(75,428)	–

Net cash (used in)/provided by financing activities	(33,825)	10,486

NET CHANGE IN CASH AND CASH EQUIVALENTS	(75,428)	(4,037)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,428	88,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$84,210

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Dividend distribution by specie	$694,080	$–

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’ equity	Non-controlling	Total equity
	No of shares	Amount	capital	deficit	(deficit)	interest	(deficit)

Balance as of December 31, 2017 (Audited)	2,663,134,500	$266,313	$387,055	$(599,858)	$53,510	$360,921	$414,431

Dividend distribution in specie	–	–	(387,055)	53,896	(333,159)	(360,921)	(694,080)

Net loss for the period	–	–	–	(23,116)	(23,116)	–	(23,116)

Balance as of March 31, 2018	2,663,134,500	$266,313	$–	$(569,078)	$(302,765)	$–	$(302,765)

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

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

In the opinion of management, the consolidated balance sheet as of December 31, 2017 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.

NOTE – 2	ORGANIZATION AND BUSINESS BACKGROUND

Noble Vici Group, Inc. (the “Company”), formerly known as Gold Union Inc., was incorporated under the laws of the State of Delaware on July 6, 2010 under the name of Advanced Ventures Corp. Effective January 6, 2014, the Company changed its name to “Gold Union Inc.” Effective March 26, 2018, the Company changed its name to Noble Vici Group, Inc (“NVGI”).

The Company’s fiscal year end is December 31.

On November 20, 2017, the Company, through its subsidiary G.U. International Limited (“GUI”), entered into an agreement (the “Sales Agreement”) with Hedi Property Sdn. Bhd., a company incorporated under the laws of Malaysia (“Hedi”), pursuant to which the Company reorganized its shareholding of the Phnom Penh Golden Corridor Trading Co. Limited (“GUI PPGCT Shares”). On February 1, 2018, the Company completed such reorganization and transferred the GUI PPGCT Shares to Hedi, a company created for holding GUI PPGCT Shares, in exchange for 1,631,245 shares of Hedi’s ordinary shares, representing approximately 99.9% of Hedi (the “Hedi Shares”). The Hedi Shares were valued at Malaysian Ringgit 1,631,245, in accordance with the terms and conditions of the Sales Agreement.

On February 2, 2018, the Company approved the distribution of the Hedi Shares to its shareholders of its record as of February 1, 2018, on a pro rata basis of one (1) Hedi Share for every 1632.58 shares of our common stock held by such shareholder of record. Shareholders that are entitled to three tens (3/10) or more of a Hedi Share shall receive one (1) whole Hedi Share. The Company is currently a shell company with no nominal operation and no nominal assets.

NVGI and its subsidiary are hereinafter referred to as (the “Company”).

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 3	GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $569,078 as of March 31, 2018, and experienced negative cash flows from operations. The continuation of the Company as a going concern through March 31, 2019, is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The condensed consolidated financial statements include the accounts of NVGI and its wholly-owned subsidiary which represent substantially all of the Company’s consolidated assets and liabilities. All significant inter-company accounts and transactions were eliminated in consolidation.

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

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

For the three months ended March 31, 2018, and 2017, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2018, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three months ended March 31, 2018, and 2017.

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

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

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

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update ("ASU") 2014-09, “Revenue from Contracts with Customers (Topic 606).” The FASB also issued a series of other ASUs, which update ASU 2014-09 (collectively, the “new revenue recognition standard”). This new standard replaces all previous U.S. GAAP guidance on this topic and eliminates all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The impact of the adoption of the new standard was not material to the Company’s condensed consolidated financial statements for the quarter ended March 31, 2018. The Company expects the impact to be immaterial on an ongoing basis.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The standard provides guidance on how certain cash receipts and payments are presented and classified in the statement of cash flows. For public entities, ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods, and requires a retrospective approach. The Company adopted this standard effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the adoption of ASC 842, but has not determined the effect it may have on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The standard requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents (collectively, "restricted cash"). Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this standard retrospectively effective January 1, 2018 and the adoption did not have a material effect on the Company’s consolidated financial statements.

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

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 5	AMOUNT DUE TO A RELATED PARTY

From time to time, a major stockholder of the Company advanced funds to the Company for working capital purpose in the prior periods. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a major stockholder was not significant.

NOTE – 6	INCOME TAXES

NVGI is registered in the State of Delaware and is subject to United States of America tax law. No provision for income taxes have been made as NVGI has generated no taxable income for the periods presented. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the period presented.

The Company generated an operating loss for the three months ended March 31, 2018 and 2017 and did not record income tax expense.

As of March 31, 2018, the Company incurred $569,078 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $119,506 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

During the three months ended March 31, 2018, the valuation allowance decreased by $7,513, primarily relating to net operating loss carryforwards from the local tax regime.

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

NOTE – 8	COMMITMENTS AND CONTINGENCIES

As of March 31, 2018, the Company had no material capital commitments or contingencies involved.

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 9	SUBSEQUENT EVENT

The Company evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure, except for the below:

On April 26, 2018, the Company and stockholders holding a majority of the Company’s issued and outstanding common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the following actions (the “Corporate Actions”):

1.	Increase the Company’s authorized capital from 3,000,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), to 3,050,000,000 shares, consisting of 3,000,000,000 shares of Common Stock and 50,000,000 shares of undesignated preferred stock, par value $0.0001 (the “Preferred Stock”);
2.	Effect a 1-for-1,000 reverse stock split of the Company’s issued and outstanding Common Stock (the “Reverse Stock Split”); and
3.	Change the Company’s fiscal year end from December 31st to March 31st, for all purposes (including tax and financial accounting).

The Company expects the Corporate Actions to become effective on or about May 28, 2018.

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

Overview

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” Effective January 6, 2014, we changed our name to “Gold Union Inc.” Effective March 26, 2018, we changed our name to Noble Vici Group, Inc. and our trading symbol was changed to NVGI. Our current business plan is to seek business combination opportunities with existing businesses. We expect to focus on opportunities in the digital revolution of Iot, Big Data, Blockchain and E-commerce. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. As of the date of this Quarterly Report, we have not entered into any agreement with any party regarding acquisition opportunities for us. We are in active discussions to acquire certain businesses affiliated with our Chief Executive Officer, Eldee Tang. Mr. Tang is also in active discussions to purchase up to 1,675,000,000 shares of our Common Stock at a per share price of $0.0001, or an aggregate of $167,500, from four shareholders of the Company using his personal funds. We expect this purchase transaction to close in the near future.

History

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

As a result of our acquisition of the GC Shares, we ceased our metal bullion trading business and entered into the real estate development and rental business located in the Kingdom of Cambodia. Golden Corridor owns three parcels of land located at National Road 44, Phum Phkung, Chbarmorn Commune, Chbarmorn District, Kampong Speu Province, Kingdom of Cambodia, measuring an aggregate of 172,510 square meters (collectively, the “Properties”). We intended to develop the Properties into an industrial park for rental income.

Due to difficulties in entering the real estate development and rental business, on February 2, 2018, we engaged in a corporate reorganization and distributed the GC Shares to our shareholders. On March 18, 2018, our subsidiary, G.U. Asia Limited was dissolved. As a result of the distribution, our current corporate structure is set forth below.

Gold Union Inc. (Delaware)

G.U. International Limited (Republic of Seychelles)

Change in Control

On March 27, 2018, Lim Yew Chuan, the director, Chief Executive Officer, Chief Financial Officer and Secretary of Noble Vici Group, Inc. (the “Company”), resigned from all of his positions as director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Mr. Lim’s decision to leave the Board and his executive officer positions with the Company is due to personal reasons and not due to any dispute or disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Effective March 27, 2018, the following individuals were appointed to serve in the capacities set forth next to their names until his successor(s) shall be duly elected or appointed, unless he resigns, is removed from office or is otherwise disqualified from serving as an executive officer or director of the Company:

Name	Office(s)
Eldee Tang	Chief Executive Officer and Director
Sin Chi Yip	Chief Financial Officer
Jon Yee Chuan Lim	Chief Operating Officer and Secretary

Eldee Tang is in active discussions to purchase up to 1,675,000,000 shares of our Common Stock at a per share price of $0.0001, or an aggregate of $167,500, from four shareholders of the Company using his personal funds. We expect this purchase transaction to close in the near future.

Certain Corporate Actions

On April 26, 2018, our board of directors and certain stockholders holding a majority of the voting rights of our common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the following actions (collectively, the “Corporate Actions”):

1.	Increase the Company’s authorized capital from 3,000,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), to 3,050,000,000 shares, consisting of 3,000,000,000 shares of Common Stock and 50,000,000 shares of undesignated preferred stock, par value $0.0001 (the “Preferred Stock”);
2.	Effect a 1-for-1000 reverse stock split of our issued and outstanding Common Stock (the “Reverse Stock Split”);
3.	Elect not to be governed by Section 203 of the Delaware General Corporation Law;
4.	Change the Company’s fiscal year end from December 31st to March 31st, for all purposes (including tax and financial accounting);
5.	Adopt Amended and Restated Certificate of Incorporation for the purpose of consolidating the amendments to the Company’s Certificate of Incorporation; and
6.	Adopt the Amended and Restated Bylaws of the Company.

We expect the Corporate Actions to become effective no earlier than May 28, 2018.

Intellectual Property

We continue to own the rights, title and interests in Patent for a receptacle catheter with integral anchoring means, which Patent is associated with our former business. The Patent was issued on September 1, 2004 and will expire on September 6, 2022. We do not expect to exploit these Patents in the near future.

Employees

We currently do not have any full time or part time employees. Our Chief Executive Officer, Chief Financial Officer, and Secretary, are expected to carry out all administrative functions.

Subsidiaries

Our subsidiary, G.U. International Limited, a limited company, was formed under the laws of the Republic of Seychelles on July 31, 2014.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and March 31, 2017

The following table sets forth certain operational data for the three months ended March 31, 2018, compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017

Revenue	$–	$–

Operating Expenses:
Professional fees	23,116	17,068
General and administrative expenses	–	3,977

Loss before income tax	(23,116)	(21,045)

Income tax expense	–	–

Net loss	$(23,116)	$(21,045)

Net loss attributable to non-controlling interest	–	(2,068)

Net loss attributable to the Company	(23,116)	(18,977)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

Net Revenue. We have not generated revenues since inception.

Operating Expenses. During the three months ended March 31, 2018, we incurred operating expenses of $23,116, as compared to $21,045 during the same period ended March 31, 2017. Operating expenses for the three months ended March 31, 2018, consisted of professional fees. Operating expenses for the three months ended March 31, 2017, consisted of general and administrative expenses and professional fees.

Net Loss. We incurred a net loss of $23,116 and $21,045 for the three months ended March 31, 2018, and 2017, respectively. The increase in net loss occurred from an increase in our professional fees. Net loss during the three months ended March 31, 2018, was attributable to the company. Net loss during the three months ended March 31, 2017, consisted of net loss of $18,977 attributable to the company and $2,068 attributable to Golden Corridor, our former affiliated entity.

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have not attained profitable operations and are dependent upon obtaining financing to our business plans. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2017 that they have substantial doubt we will be able to continue as a going concern. Going concern uncertainties are also expressed in Note 3 of our financial statements for the quarter ended March 31, 2018.

As of March 31, 2018, we did not have any current assets and our current liabilities were $302,765, resulting in a working capital deficit of $302,765. Our current liabilities consisted of $280,317 due to a related party and $22,448 of accounts payables and accrued liabilities.

Stockholders’ equity decreased from $53,510 as of December 31, 2017, to a deficit of $302,765 as of March 31, 2018.

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

	Three months ended
	3/31/2018	3/31/2017
Net cash used in operating activities	$41,603	$14,523
Net cash provided by financing activities	$41,603	$10,486

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the three months ended March 31, 2018, net cash used in operating activities was $41,603 as compared to net cash used in operating activities of $14,523 for the three months ended March 31, 2017.

Net Cash Provided By Financing Activities.

During the three months ended March 31, 2018, net cash used in financing activities was $33,825 as compared to net cash provided by financing activities of $10,486 for the same period ended March 31, 2017. Net cash used in financing activities for the period ended March 31, 2018, consisted of advances from a major stockholder and dividend distribution by specie. Net cash provided by financing activities for the period ended March 31, 2017, consisted of advances from a major stockholder.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of March 31, 2018, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2018.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
14	Code of Business Conduct and Ethics (3)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: May 11, 2018

