Form 10-KT
period 2018-03-31
Noble Vici Group, Inc.
filed 2018-06-12
CIK 1500122

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________________

OR

☒   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2018 to March 31, 2018

Commission file number: 000-54761

NOBLE VICI GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1772663
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Raffles Place, #33-02

One Raffles Place Tower One

Singapore 048616

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: + 65 6491 7998

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 8, 2018
Common Stock, $.0001 par value per share	2,663,134,500 shares

The aggregate market value of the 1,538,134,500 shares of Common Stock of the registrant held by non-affiliates on September 30, 2017, the last business day of the registrant’s second quarter, computed by reference to the price at which such stock was last sold is $0.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

INTRODUCTION

Effective May 28, 2018, we changed our fiscal year end from December 31 to March 31. This transition report on Form 10-K covers the three-month period January 1, 2018, through March 31, 2018 (the “Transition Period”), and reflects our financial results thereof. The balance sheets as of March 31, 2018, December 31, 2017 and 2016, are audited. The statement of operations for the three months ended March 31, 2018, are audited. The statement of operations, stockholder’s equity and cash flow for the fiscal year ended March 31, 2018, will reflect financial results for the twelve-month period from April 1, 2017, to March 31, 2018.

ii

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

ITEM 1. DESCRIPTION OF BUSINESS.

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” Effective January 6, 2014, we changed our name to “Gold Union Inc.” Effective March 26, 2018, we changed our name to Noble Vici Group, Inc. and our trading symbol was changed to NVGI. Our current business plan is to seek business combination opportunities with existing businesses. We expect to focus on opportunities in the digital revolution of Iot, Big Data, Blockchain and E-commerce. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. As of the date of this report, we have not entered into any agreement with any party regarding acquisition opportunities for us. We are in active discussions to acquire certain businesses affiliated with our Chief Executive Officer, Eldee Tang. Mr. Tang is also in active discussions to purchase up to 1,675,000,000 shares of our Common Stock at a per share price of $0.0001, or an aggregate of $167,500, from four shareholders of the Company using his personal funds. We expect this purchase transaction to close in the near future.

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

Noble Vici Group, Inc. (Delaware)

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

Certain Corporate Actions

On April 26, 2018, our board of directors and certain stockholders holding a majority of the voting rights of our common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the following actions (collectively, the “Corporate Actions”):

1.	Increase its authorized capital from 3,000,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), to 3,050,000,000 shares, consisting of 3,000,000,000 shares of Common Stock and 50,000,000 shares of undesignated preferred stock, par value $0.0001 (the “Preferred Stock”);
2.	Effectuate a 1-for-1000 reverse stock split of our issued and outstanding Common Stock (the “Reverse Stock Split”);
3.	Elect not to be governed by Section 203 of the Delaware General Corporation Law;
4.	Change the Company’s fiscal year end from December 31st to March 31st, for all purposes (including tax and financial accounting);
5.	Adopt Amended and Restated Certificate of Incorporation for the purpose of consolidating the amendments to the Company’s Certificate of Incorporation; and
6.	Adopt the Amended and Restated Bylaws of the Company.

We expect the Corporate Actions to become effective in June or July, 2018.

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

We do not have any union employees.

Corporation Information

Our principal executive offices are located at 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616, Tel. +65 6491 7998.

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

ITEM 2. Properties.

Our principal office is located at 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616. This office is provided by an affiliate of our Chief Executive Officer, Eldee Tang, at no charge with no fixed term.

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

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Shares of our common stock are quoted on the OTC Pink under the symbol “NVGI”. There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the Pink Sheets. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarterly period	High	Low
Fiscal year ended March 31, 2018:
Fourth Quarter	$1.10	$1.10
Third Quarter	$1.10	$1.10
Second Quarter	$1.10	$1.10
First Quarter	$1.10	$0.05
Fiscal year ended March 31, 2017:
Fourth Quarter	$0.05	$0.05
Third Quarter	$0.05	$0.05
Second Quarter	$0.05	$0.05
First Quarter	$0.05	$0.05

(b)  Approximate Number of Holders of Common Stock

As of June 8, 2018, there were approximately 52 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

None.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended March 31, 2018, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the transitional period commencing January 1, 2018 and ending March 31, 2018 and the comparative period during the prior year. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

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

Overview

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” Effective January 6, 2014, we changed our name to “Gold Union Inc.” Effective March 26, 2018, we changed our name to Noble Vici Group, Inc. and our trading symbol was changed to NVGI. Our current business plan is to seek business combination opportunities with existing businesses. We expect to focus on opportunities in the digital revolution of Iot, Big Data, Blockchain and E-commerce. The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s officers. As of the date of this report, we have not entered into any agreement with any party regarding acquisition opportunities for us. We are in active discussions to acquire certain businesses affiliated with our Chief Executive Officer, Eldee Tang. Mr. Tang is also in active discussions to purchase up to 1,675,000,000 shares of our Common Stock at a per share price of $0.0001, or an aggregate of $167,500, from four shareholders of the Company using his personal funds. We expect this purchase transaction to close in the near future.

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

Due to difficulties in entering the real estate development and rental business, on February 2, 2018, we exited the real estate development and rental business and distributed the GC Shares to our shareholders. As a result of our distribution, we are now a shell company with nominal assets.

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

On April 26, 2018, our board of directors and certain stockholders holding a majority of the voting rights of our common stock approved by written consent in lieu of a special meeting the taking of all steps necessary to effect the following actions (collectively, the “Corporate Actions”):

1.	Increase our authorized capital from 3,000,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), to 3,050,000,000 shares, consisting of 3,000,000,000 shares of Common Stock and 50,000,000 shares of undesignated preferred stock, par value $0.0001 (the “Preferred Stock”);
2.	Effectuate a 1-for-1000 reverse stock split of our issued and outstanding Common Stock (the “Reverse Stock Split”);
3.	Elect not to be governed by Section 203 of the Delaware General Corporation Law;
4.	Change the Company’s fiscal year end from December 31st to March 31st, for all purposes (including tax and financial accounting);
5.	Adopt Amended and Restated Certificate of Incorporation for the purpose of consolidating the amendments to the Company’s Certificate of Incorporation; and
6.	Adopt the Amended and Restated Bylaws of the Company.

We expect the Corporate Actions to become effective in June or July, 2018.

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

Results of Operations

Comparison of the three months ended March 31, 2018 and March 31, 2017

The following table sets forth certain operational data for the three months ended March 31, 2018, compared to the three months ended March 31, 2017:

	Three Months Ended March 31,
	2018	2017

Revenue	$–	$–

Operating Expenses:
Professional fees	23,116	17,068
General and administrative expenses	–	3,977

Loss before income tax	(23,116)	(21,045)

Income tax expense	–	–

Net loss	$(23,116)	$(21,045)

Net loss attributable to non-controlling interest	–	(2,068)

Net loss attributable to the Company	$(23,116)	$(18,977)

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500

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

Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We have not attained profitable operations and are dependent upon obtaining financing to our business plans. For these reasons our auditors stated in their report on our audited financial statements for the year ended December 31, 2017 that they have substantial doubt we will be able to continue as a going concern. Going concern uncertainties are also expressed in Note 2 of our financial statements for the quarter ended March 31, 2018.

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

	Three months ended
	3/31/2018	3/31/2017
Net cash used in operating activities	$41,603	$14,523
Net cash (used in) provided by financing activities	($33,825)	$10,486

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the three months ended March 31, 2018, net cash used in operating activities was $41,603 as compared to net cash used in operating activities of $14,523 for the three months ended March 31, 2017.

Net Cash (Used in) Provided By Financing Activities.

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

As of March 31, 2018, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2018.

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

Name	Age	Position
Eldee Wai Chong Tang	42	Chief Executive Officer and Director
Sin Chi Yip	42	Chief Financial Officer
Jon Yee Chuan Lim	46	Chief Operating Officer and Secretary

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Sir Eldee Tang, age 42, joined us as our Chief Executive Officer and Director on March 27, 2018. He has served as a Partner and Executive Director of Venvici Pte. Ltd., a SME that focuses on crowdsourcing in e-commerce and mobile commerce technology, since April 2015. Mr. Tang founded Noble Infotechnologies Pte. Ltd., a data analytics company focusing on financial IT infrastructure technologies, and has served as its Managing Director since 2006. Mr. Tang also founded Infinite Lifestyle Pte. Ltd., a wellness and related product company, and served as its Managing Director from April 2006 to 2012. Mr. Tang received his Diploma in Electronic and Computer Engineering from Ngee Ann Polytechnic in Singapore in 1996, his Masters in Business Administration from the University of South Australia in 2008 and his Doctorate in Business Administration from the International America University in Los Angeles in 2016.

Mr. Tang is a seasoned entrepreneur in the e-commerce and fintech industry. He is the recipient of numerous distinguished business awards including the Most Promising Entrepreneur Award from Asia Pacific Entrepreneur Award (APEA) in 2010 as well as the Global Outstanding Young Chinese Award by the Global Chinese Outstanding Youth in 2016. In 2017, he was knighted by the Sovereign Order of Saint John of Jerusalem, Knights of Malta for his philanthropic contributions. We believe that Mr. Tang’s deep experience in e-commerce, big data and internet industries qualifies him to serve on our Board of Directors.

Sin Chi Yip, age 42, joined us as our Chief Financial Officer on March 27, 2018. Prior to joining the company, he served as the Chief Financial Officer of Thong Yong International Pte. Ltd., a shipping vessel development and construction company with a portfolio of 20 vessels operating in Singapore, Middle East, Malaysia, China, Indonesia and the Netherlands, since October 2008. From September 2006 to September 2008, Mr. Yip served as the Finance Manager of CIMC Raffles Offshore Ltd., a shipyard that specializes in constructing offshore vessels. Mr. Yip served as an accountant at Acumen Engineering Pte. Ltd, a plastic resins distribution company, from January 2003 to August 2006. He began his career as an auditor with Deloitte & Touche LLP in 2000 until he departed in 2003. Mr. Yip received his Bachelor of Accountancy and Executive Masters in Business Administration from Nanyang Technological University (Singapore) in 2000 and 2012, respectively. He also participated in the Advanced Management Program from the University of California, Berkeley in 2011.

Jon Yee Chuan Lim, age 46, joined us as our Chief Operating Officer and Secretary on March 27, 2018. Prior to joining the company, he served as the Vice President of Finance and HR of Venvici Pte. Ltd., a SME that focuses on crowdsourcing in e-commerce and mobile commerce technology, from July 2016 to March 2018. From October 2010 to April 2017, Mr. Lim was the Chief Financial Officer of the Singapore branch of HL Display, a global market leader in in-store communications and merchandising manufacturer. From September 2008 to August 2010, he served as the Chief Financial Officer of Iknow Pte Ltd., a Singapore based company that designs, distributes and retails IT products and services in more than 100 retail outlets. From January 2006 to 2008, Mr. Lim served as the Financial Controller of Verigy (Singapore), which is a spin-off of Agilent Technologies. Prior to joining Verigy, he served as the Manager of Corporate Finance for OCBC Bank. Mr. Lim served as the Group Finance Manager of Pacific Internet, a former NASDAQ listed company that was ultimately acquired by Telstra, Australia’s largest telecommunications and media company, from June 2003 to March 2005. From January 1998 to February 2003, Mr. Lim served as the Financial Supervisor of KLA-Tencor (NASDAQ: KLAC). Mr. Lim holds a Master of Business Administration and Bachelor Degree in Accountancy from Santa Clara University.

Family Relationships.

None of Messrs. Tang, Yip or Chuan has a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer.

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

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as we commence business operations.

Director Nominations

On April 26, 2018, the Board and stockholders holding a majority of our issued and outstanding securities authorized, adopted and approved by written consent in lieu of a special meeting the Amended and Restated Certificate of Incorporation (the “Restated Certificate”) and the Amended and Restated Bylaws of the Company (the “Restated Bylaws”). The Restated Bylaws contain new provisions that may have the effect of delaying, deferring or discouraging another person from acquiring control of the Company. These provisions are designed to encourage persons seeking to acquire control of us to first negotiate with our Board and to discourage certain types of coercive takeover practices and inadequate takeover bids. Among other things, the Restated Certificate and the Restated Bylaws provide that:

•	Our stockholders may not call special meetings of our stockholders unless they hold in excess of 50% of the shares entitled to vote at a meeting of stockholders. Stockholders requesting a special meeting to act on any matter that may properly be considered at a meeting of stockholders must submit a written request to the secretary of the Corporation. Such meeting request must contain all information required pursuant to the Restated Bylaws, be sent to the secretary by registered mail, return receipt requested, and be received by the secretary within 60 days after the record date;

•	In any annual meeting of our stockholders, stockholders may not act on any matter not properly brought before the meeting. A matter is considered to have been properly brought before a meeting if the stockholder has given timely notice thereof in writing to the secretary of the Corporation and such business is a proper matter for action by the stockholders. To be timely, a stockholder’s notice shall set forth all information required pursuant to the Restated Bylaws and shall be delivered to the secretary at the principal executive office of the Corporation not earlier than the 150th day nor later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, notice by the stockholder to be timely, such notice must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made. The public announcement of a postponement or adjournment of an annual meeting shall not commence a new time period for the giving of a stockholder’s notice as described above;
•	Our stockholders may not nominate persons to our Board unless they comply with certain nomination procedures. A stockholder must deliver notice of its intent to nominate persons to be elected to the Board to the secretary of the Company not earlier than the 150th day nor later than 5:00 p.m., Eastern Time, on the 120th day prior to the first anniversary of the date of the proxy statement for the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced or delayed by more than 30 days from the first anniversary of the date of the preceding year’s annual meeting, notice by the stockholder to be timely, such notice must be so delivered not earlier than the 150th day prior to the date of such annual meeting and not later than 5:00 p.m., Eastern Time, on the later of the 120th day prior to the date of such annual meeting, as originally convened, or the tenth day following the day on which public announcement of the date of such meeting is first made. The public announcement of a postponement or adjournment of an annual meeting shall not commence a new time period for the giving of a stockholder’s notice as described above. Such stockholder’s notice must include all information required pursuant to the Restated Bylaws, which shall include information regarding (i) the stockholder, (ii) any person acting in concert with such stockholder, (iii) any beneficial owner of shares of stock of the Corporation owned of record or beneficially by such stockholder (other than a stockholder that is a depositary) and (iv) any person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such stockholder or any of the persons described in sections (ii) and (iii) above. Such notice shall contain, among other things, a written undertaking certifying that such proposed nominee (a) is not, and will not become a party to, any agreement, arrangement or understanding with any person or entity other than the Company in connection with service or action as a director that has not been disclosed to the Company;
•	Our Board may designate the terms of, and issue a new series of preferred stock with, voting or other rights without stockholders approval;
•	Our directors have the power to adopt, amend or repeal our bylaws without stockholders approval;
•	Our stockholders may not cumulate votes in the election of directors; and
•	We will indemnify directors and officers against losses that they may incur in investigations and legal proceedings resulting from their services to us, which may include services in connection with takeover defense measures.

In addition to the above-described changes, the following is a description of certain other changes between the original Bylaws and the Restated Bylaws, none of which, we believe, will have a material impact on the Company’s stockholders:

•	Under the original Bylaws, the procedure for determining the record date is governed by Nevada law which provides that a record date for an annual meeting of stockholders is not required to be set in advance by the Board and may be as late as the close of business on the day before the day on which the first notice of the annual meeting is given or, if notice is waived, at the close of business on the day before the meeting is held. Under the Restated Bylaws, the record date must be not more than fifty (50) days or less than ten (10) days from the date of the particular action. If no record date is fixed, the date of which notice of the meeting is mailed or the date on which the resolutions of the Board of Directors authorizing such action is adopted shall serve as the record date.
•	Under the original Bylaws, the procedure for determining the expiration date of proxies signed by stockholders is governed by Delaware law, which provides that proxies expire three (3) years from its date unless a longer period is otherwise provided for in such proxy. Under the Restated Bylaws proxies signed by stockholders are only valid for 11 months unless a longer period is provided for in the proxy.
•	Under the original Bylaws, a special meeting of the directors may be called by the President, Secretary, Chairman of the Board or two directors on one (1) day notice if delivered personally or by mail or on two (2) days notice if delivered by telegram, telefax, telecopier or telephone. Under the Restated Bylaws, special meeting of the directors may be called by or at the request of the Chief Executive Officer, any two directors or the Chairman of the Board.

Except as set forth above, we have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that these persons have complied with all applicable filing requirements during fiscal year ended March 31, 2018.

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

Our named executive officers are eligible for consideration for a discretionary cash bonus. The Chief Executive Officer makes recommendations regarding bonus awards for the named executive officers and the board of directors provides the bonus recommendation for the Chief Executive Officer. However, the board has sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the board may deem relevant. The Company did not award any cash bonuses during fiscal year ended March 31, 2018.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2018 and 2017 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on March 31, 2018 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)

Lim Yew Chuan (1)	2018	0	0	0	0	0
(Chief Executive Officer, Chief Financial Officer and Secretary)	2017	0	0	0	0	0

Eldee Tang (2) (Chief Executive Officer)	2018	0	0	0	0	0

_______________

(1)	Lim Yew Chuan served as our Chief Executive Officer, Chief Financial Officer, Secretary and director from February 18, 2016, to March 27, 2018.
(2)	Eldee Tang was appointed to serve as our Chief Executive Officer and Director effective March 27, 2018.

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

Compensation of Directors

During our fiscal year ended March 31, 2018, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Eldee Tang, our Chief Executive Officer. The entire board of directors performs the functions that would be performed by a compensation committee. All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the transitional period beginning January 1, 2018, and ended March 31, 2018. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Eldee Tang

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 8, 2018, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock (2)

Eldee Tang (3)	0	0%
Kao Wei-Chen (aka Kao Hsuan-Ying) (4)	1,125,000,000	42.24%
Chou Pei-Chi (5)	250,000,000	9.39%
Chou Pei-Ying (5)	250,000,000	9.39%
Chou Feng-Kai (5)	250,000,000	9.39%

All executive officers and directors as a group (three persons)	0	0%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Noble Vici Group, Inc., 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616.
(2)	Applicable percentage ownership is based on 2,663,134,500 shares of common stock outstanding as of June 8, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of June 8, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of June 8, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Eldee Tang was appointed the Chief Executive Officer and director of the Company effective March 27, 2018.
(4)	Ms. Kao Wei-Chen (aka Kao Hsuan-Ying) is a Director of Phnom Penh Golden Corridor Trading Co. Ltd., our former affiliate. Her address is L8-09, Wisma BU8, No.11, Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor Darul Ehsan, Malaysia.
(5)	Ms. Chou Pei-Chi, Ms. Chou Pei-Ying and Mr. Chou Feng-Kai are siblings and they are children of Ms. Kao Wei-Chen (aka Kao Hsuan-Ying). Their address is L8-09, Wisma BU8, No.11, Lebuh Bandar Utama, Bandar Utama PJU 6, 47600 Petaling Jaya, Selangor Darul Ehsan, Malaysia

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2018 and March 31, 2017, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds are due on demand. As of March 31, 2018, Ms. Kao Wei-Chen, our major shareholder advanced $280,317, all of which is outstanding. As of March 31, 2017, Ms. Kao Wei-Chen, our major shareholder advanced $225,003, none of which is outstanding.

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

Director Independence

Our board of directors currently consists of Eldee Tang, our Chief Executive Officer, who does not qualify as an independent director under the published listing requirements of the NASDAQ Stock Market or the NYSE. As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”

ITEM 14.   Principal AccountING Fees And Services.

HKCMCPA Company Limited (“HKCMCPA”) audited our financial statements for the transitional period beginning January 1, 2018, and ended March 31, 2018.

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

	March 31, 2018	March 31, 2017

Audit fees	$20,000	$20,000
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	20,000	20,000

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (3)
14	Code of Business Conduct and Ethics (4)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act. *
32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
(1)	Filed as an Exhibit to our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from Exhibit 3.3 to our Form S-1 filed with the Securities and Exchange Commission on October 12, 2010.
(3)	Incorporated by reference from Exhibit 10.1 to our Form S-1 filed with the Securities and Exchange Commission on October 12, 2010.
(4)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/ Eldee Tang
Eldee Tang
Chief Executive Officer
Date: June 12, 2018

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at March 31, 2018, December 31, 2017 and 2016	F-3

Consolidated Statements of Operations for the Three Months ended March 31, 2018, and the Years Ended December 31, 2017 and 2016	F-4

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2018, and the Years Ended December 31, 2017 and 2016	F-5

Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three Months ended March 31, 2018, and the Years ended December 31, 2017 and 2016	F-6

Notes to Consolidated Financial Statements	F-7 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

Noble Vici Group, Inc.

(Formerly Gold Union Inc.)

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Noble Vici Group, Inc. (Formerly Gold Union Inc.) (“the Company”) as of March 31, 2018, December 31, 2017 and 2016 and the related consolidated statements of operations, cash flows and changes in stockholders’ (deficit) equity for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016. In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018, December 31, 2017 and 2016, and the results of operations and cash flows for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016 in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, during the period, the Company experienced a net loss and negative operating cash flows, as of March 31, 2018, the Company had incurred cumulative net losses of $569,078 and working capital deficit of $302,765. Management’s plans in regard to this matter are described in Note 2.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

We have served the Company since 2014.

Hong Kong, China

June 12, 2018

NOBLE VICI GROUP, INC.
(Formerly known as Gold Union Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2018, DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of March 31,	As of December 31,
	2018	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$–	$75,428	$88,247
Prepayments and deposits	–	4,944	4,642

Total current assets	–	80,372	92,889

Non-current assets:
Land under development	–	630,000	630,000
TOTAL ASSETS	$–	$710,372	$722,889

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Amounts due to related parties	$280,317	$238,714	$214,517
Accounts payables and accrued liabilities	22,448	57,227	36,413

Total liabilities	302,765	295,941	250,930

Commitments and contingencies

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no preferred stock issued	–	–	–
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 2,663,134,500 shares issued and outstanding as of March 31, 2018, December 31, 2017 and 2016, respectively	266,313	266,313	266,313
Additional paid-in capital	–	387,055	387,055
Accumulated deficit	(569,078)	(599,858)	(548,861)

Total stockholders’ (deficit) equity	(302,765)	53,510	104,507

Non-controlling interests	–	360,921	367,452

Total (deficit) equity	(302,765)	414,431	471,959

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$–	$710,372	$722,889

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.
(Formerly known as Gold Union Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND

THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Three Months ended March 31,	Years ended December 31,
	2018	2017	2016

Revenue	$–	$–	$–

Operating Expenses:
Professional fees	23,116	44,969	36,093
General and administrative expenses	–	12,559	27,688

Operating loss	(23,116)	(57,528)	(63,781)

Loss before income tax	(23,116)	(57,528)	(63,781)

Income tax expense	–	–	–

Net loss	$(23,116)	$(57,528)	$(63,781)

Net loss attributable to non-controlling interest	–	(6,531)	(14,398)

Net loss attributable to the Company	$(23,116)	$(50,997)	$(49,383)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500	2,663,134,500

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.
(Formerly known as Gold Union Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND

THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”))

	Three Months ended	Years ended December 31,
	March 31, 2018	2017	2016
Cash flows from operating activities:
Net loss	$(23,116)	$(57,528)	$(63,781)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Prepayments and deposits	42	(302)	–
Accounts payable and accrued liabilities	(18,529)	20,814	10,639

Net cash used in operating activities	(41,603)	(37,016)	(53,142)

Cash flows from financing activities:
Advances from related parties	41,603	24,197	25,454
Cash outflow from distribution in specie	(75,428)	–	–

Net cash (used in) provided by financing activities	(33,825)	24,197	25,454

NET CHANGE IN CASH AND CASH EQUIVALENTS	(75,428)	(12,819)	(27,688)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,428	88,247	115,935

CASH AND CASH EQUIVALENTS, END OF PERIOD	$–	$75,428	$88,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$–	$–	$–
Cash paid for interest	$–	$–	$–

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.
(Formerly known as Gold Union Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

(Currency expressed in United States Dollars (“US$”), except for number of shares)

			Additional		Total	Non-
	Common stock		paid-in	Accumulated	stockholders’	controlling	Total
	No of shares	Amount	capital	deficit	(deficit)	interest	equity

Balance as of December 31, 2015 (restated)	2,663,134,500	$266,313	$387,055	$(499,478)	$153,890	$381,850	$535,740

Net loss for the year	–	–	–	(49,383)	(49,383)	(14,398)	(63,781)

Balance as of December 31, 2016	2,663,134,500	$266,313	$387,055	$(548,861)	$104,507	367,452	471,959

Net loss for the year	–	–	–	(50,997)	(50,997)	(6,531)	(57,528)

Balance as of December 31, 2017	2,663,134,500	$266,313	$387,055	$(599,858)	$53,510	$360,921	$414,431

Distribution in specie	–	–	(387,055)	53,896	(333,159)	(360,921)	(694,080)

Net loss for the period	–	–	–	(23,116)	(23,116)	–	(23,116)

Balance as of March 31, 2018	2,663,134,500	$266,313	$–	$(569,078)	$(302,765)	$–	$(302,765)

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND
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

On December 31, 2016, the Company completed the acquisition of 48% equity interest in Phnom Penh Golden Corridor Trading Co. Limited (“PPGCT”) in exchange of 2,500,000,000 shares of its common stock. PPGCT was treated as the acquirer for accounting purpose since the original stockholders of PPGCT owned a majority of the shares of the Company’s common stock immediately following the completion of the transaction. PPGCT was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquire. This transaction was accounted for as a reverse acquisition under U.S. GAAP.

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

On April 26, 2018, the Company approved the change of fiscal year from December 31 to March 31.

Concurrently, on April 26, 2018, the Company approved a reverse split of the Company’s issued and outstanding common stock on a 1 for 1,000 (1:1,000) basis, increase the Company’s authorized capital from 3,000,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), to 3,050,000,000 shares, consisting of 3,000,000,000 shares of Common Stock and 50,000,000 shares of undesignated preferred stock, par value $0.0001 (the “Preferred Stock”). But, the FINRA approval is still in the process.

NVGI and its subsidiaries are hereinafter referred to as (the “Company”).

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has suffered from continuous losses with an accumulated deficit of $569,078 as of March 31, 2018 and experienced negative cash flows from operations. The continuation of the Company as a going concern through March 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND
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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

•	Change in Fiscal Year

On April 26, 2018, the Company’s Board of Directors approved a change in the Company’s fiscal year end from December 31 to March 31. Year-over-year quarterly financial data continues to be comparative to prior periods as the months that comprise each fiscal quarter in the new fiscal year are the same as those in the Company’s historical financial statements.

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

The consolidated financial statements include the financial statements of NVGI and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

The Company accounts for the investment in an associate in which the Company does not hold a controlling financial interest but have significant influence over operating and financial policies using the equity method. Under the equity method, the investment is recorded at cost and adjusted for the proportionate share of net earnings or losses and other comprehensive income or loss, cash contributions made and distributions received, and other adjustments, as appropriate. The Company performs a periodic evaluation of an investment to determine whether the fair value of each investment is less than the carrying value, and, if so, whether such decrease in value is deemed to be other-than-temporary. There were no impairment losses recognized by the related to investment in an associate during the years ended December 31, 2017 and 2016. As of March 31, 2018, the Company had no investment in an associate.

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

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND
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

For the three months ended March 31, 2018, the Company did not have any interest and penalties associated with tax positions. As of March 31, 2018 and December 31, 2017 and 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

There were no potentially outstanding dilutive shares for the three months ended March 31, 2018.

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

NOBLE VICI GROUP, INC.

(Formerly Gold Union Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND
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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date , which defers the required adoption date of ASU 2014-09 by one year. As a result of the deferred effective date, ASU 2014-09 will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted but not before the original effective date of the new standard of the first quarter of fiscal 2017. The following ASUs were subsequently issued by the FASB to clarify the implementation guidance in some areas and add practical expedients: In March 2016, ASU 2016-08,  Revenue from Contracts with Customers: Principal versus Agent Considerations; in April 2016, ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; in May 2016, ASU 2016-12, Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients;and in December 2016, ASU 2016-20, Technical Corrections and Improvements to Revenue from Contracts with Customers. The Company’s is currently finalizing its evaluation of standard product sales arrangements and has identified an adoption impact related to revenue from certain distributor agreements which was deferred until the period in which the distributor sells through the inventory to the end customer. In connection with the adoption of ASU 2014-09, the Company will change the recognition of sales to these distributors whereby revenue will be estimated and recognized in the period in which the Company transfers control of the product to the distributor; the adoption impact is not expected to be material. Other than this impact, the Company has not identified any expected impact on the timing and measurement of revenue for standard product sales arrangements from the adoption of the standard and the Company is currently formalizing its final conclusions. The Company is also formalizing its evaluation of the impact of adoption on non-product sales arrangements, which represent less than five percent of revenue. The Company has developed and used a comprehensive project plan to guide implementation of the new standard and is currently completing its assessment. The Company will adopt the new accounting standard using the modified retrospective transition method effective January 1, 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases . The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018.

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

In November 2016, the FASB issued ASU No. 2016-18,  Statement of Cash Flows - Restricted Cash , which requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The guidance will be effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted, including adoption in an interim period, but any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. The new standard must be adopted retrospectively. The Company early adopted this standard in the fourth quarter of 2016. In accordance with the Company’s early adoption of ASU No. 2016-18, the retrospective restatement was limited to including restricted cash balances in the amount of $0.4 million in beginning cash, cash equivalents and restricted cash balances for the year ended December 31, 2016 in the consolidated statements of cash flows. The retrospective adoption did not impact reported net loss and does not otherwise have a material impact on the presentation of the overall financial statements.

In January 2017, the FASB issued ASU No. 2017-04,  Intangibles - Goodwill and Other, which eliminates step two of the quantitative goodwill impairment test. Step two required determination of the implied fair value of a reporting unit, and then a comparison of this implied fair value with the carrying amount of goodwill for the reporting unit, in order to determine any goodwill impairment. Under the new guidance, an entity is only required to complete a one-step quantitative test, by comparing the fair value of a reporting unit with its carrying amount, and any goodwill impairment charge is determined by the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss should not exceed the total amount of goodwill allocated to the reporting unit. The standard is effective for the Company in the first quarter of 2020, with early adoption permitted as of January 1, 2017, and is to be applied on a prospective basis. The adoption of the standard will not materially impact the Company's consolidated financial statements unless step one of the annual goodwill impairment test fails. The Company early adopted this standard on January 1, 2017 and the adoption did not have an effect on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost , which changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the statement of operations. The new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of loss from operations. ASU 2017-07 also provides that only the service cost component is eligible for capitalization. The standard is effective for the Company in the first quarter of 2018, with adoption to be applied on a retrospective basis. The Company’s 2017 and 2016 loss from operations, when restated, will increase $0.7 million and $0.5 million , respectively, due to the reclassification of the non-service cost components of net benefit cost which will be moved to a line below loss from operations. There is no impact to net loss or net loss per share in the Company’s consolidated statements of operations.

In May 2017, the FASB issued ASU No. 2017-09,  Compensation-Stock Compensation: Scope of Modification Accounting , which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if there is a change to the value, vesting conditions or award classification and would not be required if the changes are considered non-substantive. The amendments of this ASU are effective for the Company in the first quarter of 2018, with early adoption permitted. The adoption of ASU 2017-09 is not expected to have an impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities , which modifies the presentation and disclosure of hedging results. Further, it provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in income. The amendments in this ASU are effective for the Company in the first quarter of 2019. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

No depreciation is provided for during the years presented.

At March 31, 2018, the land under development was distributed in specie to its shareholder under the dividend earnout.

5.	INCOME TAXES

The Company generated an operating loss for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of March 31, 2018 and December 31, 2017, the Company incurred $569,078 and $496,219 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Hong Kong

G.U. Asia Limited is subject to Hong Kong Profits Tax, which is charged at the statutory income rate of 16.5% on assessable income. There is no operation in Hong Kong during the period or years reported.

Republic of Seychelles

Under the Republic of Seychelles law, G.U. International Limited is not subject to tax on income.

Kingdom of Cambodia

PPGCT is subject to Cambodian tax law at the statutory rate of 20% on its assessable income.

As of December 31, 2017 and 2016, PPGCT incurred $114,063 and $101,505 of cumulative net operating losses which can be carried forward to offset against its future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $22,813 and $20,301 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

As of March 31, 2018, the Company is no longer subject to Cambodian tax regime.

The following table sets forth the significant components of the aggregate deferred tax assets of the Company as of March 31, 2018, December 31, 2017 and 2016:

	As of March 31,	As of December 31,
	2018	2017	2016

Net operating loss carryforwards:
- United States of America	$63,636	$104,206	$153,425
- Kingdom of Cambodia	–	22,813	20,301
	63,636	127,019	173,726
Less: valuation allowance	(63,636)	(127,019)	(173,726)
Deferred tax assets	$–	$–	$–

Management believes that it is more likely than not that the deferred tax assets will not be fully realizable in the future. Accordingly, the Company provided for a full valuation allowance against its deferred tax assets as of March 31, 2018 and December 31, 2017 and 2016.

6.	NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net loss per share. The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2018 and the years ended December 31, 2017 and 2016:

	Three Months ended March 31,	Years ended December 31,
	2018	2017	2016

Net loss attributable to common shareholders	$(23,116)	$(57,528)	$(63,781)

Weighted average common shares outstanding – Basic and diluted	2,663,134,500	2,663,134,500	2,663,134,500

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)

7.	STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2018, the Company approved to make the distribution in specie of Cambodian business.

As of December 31, 2017 and 2016, the Company had a total of 2,663,134,500 shares of its common stock issued and outstanding.

On April 26, 2018, the Company approved a reverse split of the Company’s issued and outstanding common stock on a 1 for 1,000 (1:1,000) bases, increase the Company’s authorized capital from 3,000,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), to 3,050,000,000 shares, consisting of 3,000,000,000 shares of Common Stock and 50,000,000 shares of undesignated preferred stock, par value $0.0001 (the “Preferred Stock”). The reverse stock split will effectuate upon receipt of FINRA approval.

8.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018 and the years ended December 31, 2017 and 2018, the Company had the following related party transactions:

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

9.	SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2018 up through the date was the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events, except for the below:

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

The Company expects the Corporate Actions to become effective in June or July, 2018.

