Form 10-Q
period 2018-06-30
Noble Vici Group, Inc.
filed 2018-08-20
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

+65 6491 7998
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

As of August 13, 2018, the issuer had outstanding 142,663,161 shares of common stock.

2

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

F- 1

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2018	March 31, 2018
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$716,576	$1,536,980
Deposits and other receivable	325,563	320,879
Purchase deposits	1,847,308	1,463,151
Prepayments	1,178,742	–
Amounts due from related companies	169,439	–
Amount due from a third party	219,413	228,875

Total current assets	4,457,041	3,549,885

Non-current assets:
Intangible assets, net	732,855	696,479
Property, plant and equipment, net	233,741	250,736

Total non-current assets	966,596	947,215

TOTAL ASSETS	$5,423,637	$4,497,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account payables	$129,743	$417,811
Commission liabilities	–	428,158
Deferred revenue	5,866,472	3,962,773
Accrued liabilities and other payables	347,251	361,586
Amount due to a director	66,479	69,069
Amounts due to related parties	280,317	–
Income tax payable	189,073	335,546
Current portion of obligations under finance leases	54,277	84,345

Total current liabilities	6,933,612	5,659,288

Long-term liabilities:
Obligations under finance leases	1,071	1,466

TOTAL LIABILITIES	6,934,683	5,660,754

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 142,663,161 and 140,000,000 shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	14,266	14,000
Additional paid in capital	152,726	–
Accumulated other comprehensive loss	(3,730)	(46,440)
Accumulated deficit	(1,674,308)	(1,131,214)

Stockholders’ deficit	(1,511,046)	(1,163,654)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,423,637	$4,497,100

See accompanying notes to condensed consolidated financial statements.

F- 2

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2018	2017

Revenue, net	$599,145	$213,660

Cost of revenue	(96,462)	(148,673)

Gross profit	502,683	64,987

Operating expenses:
Sales and marketing expense	189,015	127,323
General and administrative expenses	554,496	288,605

Total operating expenses	743,511	415,928

LOSS FROM OPERATION	(240,828)	(350,941)

Other income (expense):
Interest expense	(688)	(70)
Government subsidy income	1,067	2,832
Sundry income	386	554

Total other income	765	3,316

LOSS BEFORE INCOME TAXES	(240,063)	(347,625)

Income tax expense	–	–

NET LOSS	$(240,063)	$(347,625)

Other comprehensive income (loss)
– Foreign currency adjustment gain (loss)	42,710	(23,252)

COMPREHENSIVE LOSS	$(197,353)	$(370,877)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and diluted	142,663,161	140,000,000

See accompanying notes to condensed consolidated financial statements.

F- 3

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(240,063)	$(347,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	11,148	–
Depreciation of property, plant and equipment	31,289	17,412

Change in operating assets and liabilities:
Deposits, prepayments and other receivable	(1,220,510)	(57,522)
Purchase deposits	(448,256)	–
Amounts due from related companies	(172,989)	(27,687)
Amount due from a third party	892	–
Account payables	(278,096)	33,927
Accrued liabilities and other payables	(23,702)	(85,870)
Commission liabilities	(420,725)	(84,515)
Deferred revenue	2,095,388	–
Income tax payable	(136,687)	(10,562)
Net cash used in operating activities	(802,311)	(562,442)

Cash flows from investing activities:
Purchase of property, plant and equipment	(23,545)	–
Purchase of intangible assets	(74,967)	–

Net cash used in investing activities	(98,512)	–

Cash flows from financing activities:
Capital injection	152,726	–
Proceeds from (repayment to) a director	1	(984,495)
Proceeds from related parties	–	1,408,098
Repayment of finance lease	(27,813)	(460)
Net cash generated from financing activities	124,913	423,143

Foreign currency translation adjustment	(44,494)	2,622

Net change in cash and cash equivalents	(820,404)	(136,677)

BEGINNING OF PERIOD	1,536,980	281,275

END OF PERIOD	$716,576	$144,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$–	$–
Cash paid for interest	$688	$70

See accompanying notes to condensed consolidated financial statements.

F- 4

NOBLE VICI GROUP, INC.

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

In the opinion of management, the consolidated balance sheet as of March 31, 2018 which has been derived from audited financial statements filed on Form 8-K dated August 8, 2018 and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2019 or for any future period.

NOTE – 2          DESCRIPTION OF BUSINESS AND ORGANIZATION

Noble Vici Group, Inc. (the “Company”), formerly known as Gold Union Inc., was incorporated under the laws of the State of Delaware on July 6, 2010 under the name of Advanced Ventures Corp. Effective January 6, 2014, the Company changes its name to “Gold Union Inc.” Effective March 26, 2018, the Company changes its current name to Noble Vici Group, Inc (“NVGI”).

On August 8, 2018, the Company executed a Share Exchange Agreement (“the “Share Exchange Agreement”) with Noble Vici Private Limited, a corporation organized under the laws of Singapore (“NVPL”), and the Eldee Tang, the sole shareholder of NVPL, and also its Chief Executive Officer and Director. Pursuant to the Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of the NVPL, representing 1,000,001 ordinary shares of NVPL, in exchange for 140,000,000 shares of its common stock. The Company consummated the acquisition of NVPL on August 8, 2018. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of NVPL.

Prior to the acquisition, the Company was considered as a shell company due to its nominal assets and limited operation. Upon the acquisition, NVPL will comprise the ongoing operations of the combined entity and its senior management will serve as the senior management of the combined entity. NVPL is deemed to be the accounting acquirer for accounting purposes. The transaction will be treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company will become the historical financial statements of NVPL, and the Company’s assets, liabilities and results of operations will be consolidated with NVPL beginning on the acquisition date. NVPL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (NVPL). The historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. The operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s condensed consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The Company is currently engaged in the IoT, Big Data, Blockchain and E-commerce business.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Noble Vici Pte Ltd	Republic of Singapore	Holding company	S$200,001	100%

Noble Infotech Applications Pte Ltd	Republic of Singapore	Development of software for interactive digital media and software consultancy	S$ 1	100%

Venvici Pte Ltd	Republic of Singapore	Business and management consultancy services on e-commerce service	S$100,000	100%

Venvici Ltd	Republic of Seychelles	Business and management consultancy services on e-commerce service	US$50,000	100%

Ventrepreneur (SG) Pte Ltd	Republic of Singapore	Online retailing	S$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE – 3          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates.

NOBLE VICI GROUP, INC.

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

•	Intangible assets

Intangible assets represented the acquired game right from a related party, which are stated at acquisition cost, less accumulated amortization. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment when an indicator for potential impairment exists. The Company is currently amortizing its intangible assets with definite lives over periods of 3 years.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Leasehold improvements	3 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1- 3 years
Motor vehicle	2 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2018 and 2017 were $31,280 and $17,412, as part of operating expenses, respectively.

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of June 30, 2018.

•	Revenue recognition

Revenue is recognized when it is realized or realizable and earned, in accordance with ASC 605 Revenue Recognition (“ASC 605”). Revenue from the sale of products is recognised when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Product sales are recorded net of good and service taxes and product returns.

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC 605-45 Revenue Recognition - Principal Agent Considerations, when we are the primary obligor in the arrangement with the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfilment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC 605-45 are present in the arrangement, revenue is recognized net of related direct costs.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Commission credits

The Company maintains a membership program, whereby certain members earn commission credits, based on the sales volume of certain other members who are sponsored directly or indirectly by the member. Commission credits are redeemable on future spending of the products purchased or playing online games. Commission credits are recorded and classified as operating expense when the products are delivered and revenue is recognized. The estimated liability for unredeemed commission credit is included in commission liability on the accompanying balance sheets. Management reviews the adequacy for the accrual for unredeemed commission credits by periodically evaluating the historical redemption and projected trends.

•	Income taxes

The Company adopted the ASC 740 Income tax provisions of paragraph 740-10-25-13, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. Under paragraph 740-10-25-13, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Paragraph 740-10-25-13 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of paragraph 740-10-25-13.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2018 and 2017.

•	Finance leases

Leases that transfer substantially all the rewards and risks of ownership to the lessee, other than legal title, are accounted for as finance leases. Substantially all of the risks or benefits of ownership are deemed to have been transferred if any one of the four criteria is met: (i) transfer of ownership to the lessee at the end of the lease term, (ii) the lease containing a bargain purchase option, (iii) the lease term exceeding 75% of the estimated economic life of the leased asset, (iv) the present value of the minimum lease payments exceeding 90% of the fair value. At the inception of a finance lease, the Company as the lessee records an asset and an obligation at an amount equal to the present value of the minimum lease payments. The leased asset is amortized over the shorter of the lease term or its estimated useful life if title does not transfer to the Company, while the leased asset is depreciated in accordance with the Company’s depreciation policy if the title is to eventually transfer to the Company. The periodic rent payments made during the lease term are allocated between a reduction in the obligation and interest element using the effective interest method in accordance with the provisions of ASC Topic 835-30, “Imputation of Interest”.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Singapore and Seychelles maintain their books and record in its local currency, Singapore Dollars (“S$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Period-end S$:US$1 exchange rate	1,3619	1.3772
Period average S$:US$1 exchange rate	1.3339	1.3920

•	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the three months ended June 30, 2018 and 2017, the Company operates in one reportable operating segment in Singapore and Asian Region.

•	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

NOBLE VICI GROUP, INC.

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

The Company follows the ASC 450-20, Commitments to report accounting for contingencies. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

NOBLE VICI GROUP, INC.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations. [to be updated]

NOTE – 4        GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced a net loss of $240,063 and negative operating cash flows of $820,404 for the period ended June 30, 2018. Also, at June 30, 2018, the Company has incurred an accumulated deficit of $1,674,308.

The continuation of the Company as a going concern through June 30, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE – 5          REVENUE

	Three months ended June 30,
	2018	2017

Products sales, as principal	$774	$98,137
Products sales, as agent (net basis)	448,256	–
Other operating revenue	150,115	115,523
	$599,145	$213,660

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 6          INTANGIBLE ASSETS

	June 30, 2018	March 31, 2018

Gaming right and software
Gross carrying value	$515,306	$459,104
Less: accumulated amortization	(443,918)	(432,770)
Add: foreign translation difference	16,467	–
Net carrying value	87,855	26,334
Non-amortising portion	645,000	670,145

Intangible assets, net	$732,855	$696,479

Amortization expense for the three months ended June 30, 2018 and 2017 were $11,148 and $0, as part of operating expenses, respectively.

The following table outlines the annual amortization expense for the next three years:

Years ending June 30:
2019	$266,835
2020	251,020
2021	215,000

Total	$732,855

NOTE – 7          AMOUNT DUE FROM A THIRD PARTY

As of June 30, 2018, the Company made temporary advance of $219,413 to a third party, which is secured by the stocks held and becomes mature on or before December 31,2018. Interest is charged at the rate of 5% per annum.

NOTE – 8          AMOUNTS DUE TO A DIRECTOR AND RELATED PARTIES

As of June 30, 2018, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

F- 12

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 9          OBLIGATIONS UNDER FINANCE LEASES

The Company purchased several motor vehicles under finance lease agreements with the effective interest rate ranging from 7.05% to 15.3% per annum, due through December 19, 2019, with principal and interest payable monthly. The obligations under the finance leases are as follows:

	June 30, 2018	March 31, 2018

Finance lease	$56,036	$89,262
Less: interest expense	(688)	(3,451)

Net present value of finance lease	$55,348	$85,811

Current portion	$54,277	$84,345
Non-current portion	1,071	1,466

Total	$55,348	$85,811

As of June 30, 2018, the maturities of the finance leases for each of the two years are as follows:

Years ending June 30:
2019	$54,277
2020	1,071

Total	$55,348

NOTE – 10          INCOME TAX

The Company generated an operating loss for the three months ended June 30, 2018 and 2017 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of June 30, 2018, the Company incurred $569,078 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carry forwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $119,506 on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the three months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,
	2018	2017

Loss before income taxes	$(240,063)	$(347,625)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(40,810)	(59,096)
Tax effect of non-taxable income	40,810	59,096
	$–	$–

NOTE – 11          RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totalled $189,015 and $127,323, for the three months ended June 30, 2018 and 2017.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 12          CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2018 and 2017, there is no individual customer exceeding 10% of the Company’s revenue.

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2018	2017

China	$448,256	$–
Singapore	150,115	189,347
Other countries in Asia Pacific	774	24,313

	$599,145	$213,660

All of the Company’s long-lived assets are located in Singapore.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

(b)       Major vendors

For the three months ended June 30, 2018, there are no vendors representing more than 10% of the Company’s purchase.

For the three months ended June 30, 2017, this is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor B) accounted for 38% of the Company’s purchase amounting to $55,967 with no accounts payable.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2018, borrowing under finance lease was at fixed rates.

(d)	Economic and political risk

The Company’s major operations are conducted in Republic of Singapore. Accordingly, the political, economic, and legal environments in Singapore, as well as the general state of Singapore’s economy may influence the Company’s business, financial condition, and results of operations.

(e)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of S$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

NOTE – 13          COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

During the three months ended June 30, 2018 and 2017, the Company leased its properties under operating leases. The leases typically commence for a period ranging for 1 to 3 years. None of the leases includes contingent rentals.

As of June 30, 2018, the Company has future rental payables under non-cancellable operating leases of $193,853 in the next twelve months.

(b)	Capital commitment

As of June 30, 2018, the Company has no material capital commitments in the next twelve months.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 14          SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2018, up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

On August 8, 2018, the Company consummated a Share Exchange Agreement (“the “Share Exchange Agreement”) with Noble Vici Private Limited, a corporation organized under the laws of Singapore (“NVPL”), and the Eldee Tang, the sole shareholder of NVPL, and also its Chief Executive Officer and Director. Pursuant to the Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of the NVPL, representing 1,000,001 ordinary shares of NVPL, in exchange for 140,000,000 shares of its common stock. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of NVPL.

F- 16

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

Overview

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” Effective January 6, 2014, we changed our name to “Gold Union Inc.” Effective March 26, 2018, we changed our name to Noble Vici Group, Inc. and our trading symbol was changed to NVGI. On August 8, 2018, we consummated the acquisition of Noble Vici Private Limited, a corporation organized under the laws of Singapore (“NVPL”), which was wholly owned by Eldee Tang, our sole director and Chief Executive Officer. NVPL is engaged in the IoT, Big Data, Blockchain and E-commerce business. As a result of our acquisition of NVPL, we entered into the IoT, Big Data, Blockchain and E-commerce business.

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

On January 29, 2018, Eldee Tang entered into Share Sale Agreements with four shareholders and former affiliates of the Company to purchase up to 1,675,000,000 shares of the Company’s common stock at a per share purchase price of US$0.00008, for an aggregate price of US$134,000. On June 15, 2018, the Company effectuated a 1 for 1,000 reverse stock split whereby every 1,000 shares of the Company’s common stock were reduced to one share. The parties effectuated Mr. Tang’s purchase of 750,000 shares such securities (expressed on a post reverse split basis) effective June 15, 2018. Mr. Tang expects to purchase the balance of the 925,000 shares from Kao Wei-Chen, a former affiliate of the Company, in the near future. The foregoing description of the Share Sale Agreement with Kao Wei-Chen is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.

Effective June 15, 2018, we:

1.	Increased the Company’s authorized capital from 3,000,000,000 shares of common stock, par value $0.0001 (the “Common Stock”), to 3,050,000,000 shares, consisting of 3,000,000,000 shares of Common Stock and 50,000,000 shares of undesignated preferred stock, par value $0.0001 (the “Preferred Stock”);
2.	Effected a 1-for-1000 reverse stock split of our issued and outstanding Common Stock (the “Reverse Stock Split”);
3.	Elected not to be governed by Section 203 of the Delaware General Corporation Law;
4.	Changed the Company’s fiscal year end from December 31st to March 31st, for all purposes (including tax and financial accounting);
5.	Adopted Amended and Restated Certificate of Incorporation for the purpose of consolidating the amendments to the Company’s Certificate of Incorporation; and
6.	Adopted the Amended and Restated Bylaws of the Company.

Acquisition of NVPL

On August 8, 2018, we consummated the acquisition of Noble Vici Private Limited, a corporation organized under the laws of Singapore (“NVPL”), in accordance with the terms of a Share Exchange Agreement. NVPL is wholly owned by Eldee Tang, our Chief Executive Officer and Director. Pursuant to the Share Exchange Agreement, we purchased One Million and One (1,000,001) shares of NVPL (the “NVPL Shares”), representing all of the issued and outstanding shares of common stock of NVPL, in consideration of One Hundred Forty Million (140,000,000) shares of our common stock, at a value of US $1.70 per share, for an aggregate value of US $238,000,000. It is our understanding that Mr. Tang is not a U.S. Person within the meaning of Regulations S. Accordingly, the Shares are being sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, Regulation D and Regulation S promulgated thereunder.

As a result of the acquisition, our corporate structure is below:

Intellectual Property

We continue to own the rights, title and interests in Patent for a receptacle catheter with integral anchoring means, which Patent is associated with our former business. The Patent was issued on September 1, 2004 and will expire on September 6, 2022. We do not expect to exploit these Patents in the near future.

Results of Operations

Comparison of the three months ended June 30, 2018 and June 30, 2017

The following table sets forth certain operational data for the three months ended June 30, 2018, compared to the three months ended June 30, 2017:

The following table sets forth certain operational data for the three months ended June 30, 2018, and 2017:

	Three months ended June 30,
	2018	2017
Net Revenue	$599,145	$213,660
Cost of revenue	(96,462)	(148,673)
Gross profit	502,683	64,987
Operating expenses:
Sales and marketing expense	189,015	127,323
General and operating expenses	554,496	288,605
Total operating expenses	(743,511)	(415,928)
Loss from operations	(240,828)	(350,941)
Loss before income taxes	(240,063)	(347,625)
NET LOSS	$(240,063)	$(347,625)

Net Revenue. We generated net revenue of $599,145 and $213,660 for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2017, 13% of our net revenues were derived from sales of mobile games. The balance of the net revenues consisted primarily of share revenue income and commission incentive. For the three months ended June 30, 2018, 75% of our net revenues were attributable to sales of our Cordyceps. The balance of net revenues consisted of mainly of administrative charges income and service income.

In the near future, we expect to continue to generate revenue from sales of Cordyceps and Cerfrion products. On a going forward basis, we expect to generate revenue from our blockchain e-commerce platform as well as any products that we distribute directly such as future mobile games, Cerfrion and Cordyceps.

For the three months ended June 30, 2018 and 2017, the following geographic regions accounted for 10% or more of our total net revenues:

Country	June 30, 2018	June 30, 2017
Singapore	25%	89%
Greater China Region	75%	0%
Rest of the World	0%	11%
Total	100%	100%

For the three months ended June 30, 2018 and 2017, no customers accounted for 10% or more of our total net revenues.

Key Performance Indicators: Gross Cash Receipts, Supplier Product & Logistics Allowance and Commission Payout

In addition to Net Revenue, we focus on several non-GAAP key performance indicators to assist us in assessing the strength of product sales and our supply chain across different geographical regions: Gross Cash Receipts, Supplier Product & Logistics Allowance, and Commission Payout.

“Gross Cash Receipts” means proceeds actually received from products sold. This is a non-GAAP indicator that does not correlate to gross revenue and may not be comparable to similarly-titled measures used by other companies.

“Undelivered items” refers to products sold for which we have received payment but have not yet been delivered to the purchaser. This is a non-GAAP indicator on which we rely to assess the strength and performance of our supply chain, product delivery obligations, product trends and the like.

“Supplier Product & Logistics Allowances” means the fees and costs that we pay to the applicable product supplier to manufacture, package and ship our products to our end customer.  This is a non-GAAP indicator on which we rely to determine the cost of manufacturing, packaging and delivering our products.

“Commission Payout” refers to the commission payments that we make to resellers of our products.

The criteria we use to determine how and when we recognize the foregoing key performance indicators are not identical to our revenue recognition policies under U.S. GAAP. By way of example, unlike net sales, which are generally recognized when the product is delivered and both the title and risk and rewards pass to the buyer, as discussed in greater detail in Note 2, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, we recognize Gross Cash Receipts when we receive funds from the buyer, which is generally prior to the product being delivered to the buyer.

The following describes the relationship between our key performance indicators and US GAAP reporting:

	Three months ended June 30,
	2018	2017
Gross Cash Receipts	$6,454,391	$171,203
Less: Undelivered items	(2,095,388)	–
Less: Supplier’s product & logistics allowances	(1,563,098)	–
Less: Commission payout	(2,346,875)	(46,168)
Net Cash Receipts	$449,030	$125,035

Other Sales	$150,115	$88,625

Net Revenue	$599,145	$213,660

For the three months ended June 30, 2018, our Gross Cash Receipts net of sales returns was $6,454,391, representing a substantial increase from $171,203 for the same period ended 2017. This was attributed to change in product mix from mobile gaming to increased sale of Cordyceps in China. Due to a greater than expected increase in demand for our products, we have yet to deliver $2,095,388 of product.

Our Supplier Product & Logistics Allowances for the three months ended June 30, 2018 was $1,563,098 whereas there is no associated cost for the same period in 2017. The increase in Supplier Product & Logistics Allowance was attributable to the sale of Cordyceps in China which are primarily distributed through Resellers, as compared to same period ended June 30, 2017, where most of the sales were attributed to mobile games which are distributed by us directly, for which reseller commissions are lower.

Commission Payout for the three months ended June 30, 2018 was $2,346,874 as compared to $46,168 for the three months ended June 30, 2017. The increase in Commission Payout was due to higher volume of sales in China.

For the three months ended June 30, 2018, other sales of $150,115 consisted mainly of subscription proceeds as compared to $88,625 for the same period of 2017 where other sales consisted primarily of subscription income, commission incentive, service fee income and new membership proceeds.

Gross Profit. We achieved a gross profit of $502,683 and $64,987 for the three months ended June 30, 2018, and 2017, respectively. The increase in gross profit is primarily attributable to the increase in business in China and higher margin on our China business.

Operating Expenses. During the three months ended June 30, 2018, and 2017, we incurred operating expenses of $743,511 and $415,928 respectively. The increase in operating expenses is primarily attributable to an increase in sales and marketing expenses arising from our increased business and increased professional fees incurred in connection with being a smaller reporting company.

Net Income. We recorded a net loss of $240,063 and $347,625 for the three months ended June 30, 2018, and 2017, respectively. The improvement in the net loss is primarily due to an increase in our higher volume of sales.

Liquidity and Capital Resources

The Company has experienced a net loss of $240,063 and negative operating cash flows of $820,404 for the period ended June 30, 2018. Also, at June 30, 2018, the Company has incurred an accumulated deficit of $1,674,308.

The continuation of the Company as a going concern through June 30, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

As of June 30, 2018, we had current assets of $4,457,041 and current liabilities of $6,933,612. Our current assets consisted of $716,576 of cash and cash equivalents, $325,563 of deposits and other receivables, purchase deposit of $1,847,308, prepayments of $1,178,742, an amount due from related companies of $169,439 and an amount due from third party of $219,413. Our current liabilities consisted of $129,743 of account payables, $5,866,472 of deferred revenue, $347,251 of accrued liabilities and other payables, $66,479 of amount due to Eldee Tang, our Chief Executive Officer and Directors, $189,073 of tax payable, $54,277 of finance lease and $280,317 of amount due to related parties for which it represents a unsecured non-interest bearing advance from our shareholder Ms Kao Wei-Chen.

	Three months ended
	6/30/2018	6/30/2017
Net cash used in operating activities	$802,311	$562,442
Net cash used in investing activities	$98,512	-
Net cash generated from financing activities	$124,913	$423,143

Net Cash Used In Operating Activities

Net cash used in operating activities was $802,311 for the three months ended June 30, 2018, and consisted primarily of a net loss of $240,063, adjusted for amortization of intangible of $11,148 and depreciation of property, plant and equipment of $31,289, a decrease in amount due from a third party of $892, and increase in deferred revenue of $2,095,388, offset by an increase in deposits, prepayments and other receivable of $1,220,510, a decrease in purchase deposits of $448,256, an increase in amount due from related companies of $172,989, a decrease in account payables of $278,096, a decrease in accrued liabilities and other payables of $23,702, a decrease in commission liabilities of $420,725 and a decrease in tax payable of $136,687.

Net cash used in operating activities was $562,442 for the three months ended June 30, 2017, and consisted primarily of a net loss of $347,625, adjusted for depreciation of property, plant and equipment of $17,412, an increase in account payables of $33,927 offset by an increase in deposits, prepayments and other receivable of $57,522, an increase in amount due from related companies of $27,687, an decrease in accrued liabilities and other payables of $85,870, a decrease in commission liabilities of $84,515 and a decrease in tax payable of $10,562.

Net Cash Used In Investing Activities

Net cash used in investing activities was $98,512 for the three months ended June 30, 2018 and consisted primarily of purchases of plant and equipment of $23,545 and intangible assets of $74,967.

Net Cash Generated From Financing Activities

Net cash generated from financing activities for the three months ended June 30, 2018 was $124,913 and consisted primarily of proceeds from the issuance of our securities of $152,726 offset by repayment of a finance lease of $27,813.

Net cash generated from financing activities for the three months ended June 30, 2017 was $423,143 and consisted primarily of repayment to a director of $984,495, proceeds from a related party of $1,408,098 and repayment of a finance lease of $460.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, capital leases and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for at least the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

•	Intangible assets

Intangible assets represented the acquired game right from a related party, which are stated at acquisition cost, less accumulated amortization. The Company amortizes its intangible assets with definite lives over their estimated useful lives and reviews these assets for impairment when an indicator for potential impairment exists. The Company is currently amortizing its intangible assets with definite lives over periods of 3 years.

•	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Leasehold improvements	3 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1- 3 years
Motor vehicle	2 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2018 and 2017 were $31,289 and $17,412, as part of operating expenses, respectively.

•	Revenue recognition

Revenue is recognized when it is realized or realizable and earned, in accordance with ASC 605 Revenue Recognition (“ASC 605”). Revenue from the sale of products is recognised when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Product sales are recorded net of good and service taxes and product returns.

The Company records revenues from the sales of third-party products on a “gross” basis pursuant to ASC 605-45 Revenue Recognition - Principal Agent Considerations, when we are the primary obligor in the arrangement with the end customer and have the risks and rewards as principal in the transaction, such as responsibility for fulfillment, retaining the risk for collection, and establishing the price of the products. If these indicators have not been met, or if indicators of net revenue reporting specified in ASC 605-45 are present in the arrangement, revenue is recognized net of related direct costs.

•	Commission credits

The Company maintains a membership program, whereby certain members earn commission credits, based on the sales volume of certain other members who are sponsored directly or indirectly by the member. Commission credits are redeemable on future spending of the products purchased or playing online games. Commission credits are recorded and classified as operating expense when the products are delivered and revenue is recognized. The estimated liability for unredeemed commission credit is included in commission liability on the accompanying balance sheets. Management reviews the adequacy for the accrual for unredeemed commission credits by periodically evaluating the historical redemption and projected trends.

•	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the consolidated statement of operations.

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Singapore and Seychelles maintain their books and record in its local currency, Singapore Dollars (“S$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “ Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Period-end S$:US$1 exchange rate	1,3619	1.3772
Period average S$:US$1 exchange rate	1.3339	1.3920

•	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, approximate their fair values because of the short maturity of these instruments.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2018, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (3)
10.3	Lease Agreement, dated May 2, 2018, by and between Neo & Partners Global and Noble Vici Private Limited (3)
10.4	Memorandum of Understanding, dated August 1, 2017, by and between Infinite Lifestyle (Singapore) Private Limited and Venvici Private Limited (3)
10.5	Addendum to the MOU Dated 1s August 2017, by and between Infinite Lifestyle (Singapore) Private Limited and Venvici Private Limited (3)
10.6	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (3)
10.7	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (3)
10.8	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Lim Yee Chuan (3)
14	Code of Business Conduct and Ethics (4)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 201.
(4)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: August 20, 2018

