Form 10-Q/A
period 2018-06-30
Noble Vici Group, Inc.
filed 2018-08-21
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

FOR THE THREE MONTHS ENDED JUNE 30, 2018

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (3)
10.3	Lease Agreement, dated May 2, 2018, by and between Neo & Partners Global and Noble Vici Private Limited (3)
10.4	Memorandum of Understanding, dated August 1, 2017, by and between Infinite Lifestyle (Singapore) Private Limited and Venvici Private Limited (3)
10.5	Addendum to the MOU Dated 1s August 2017, by and between Infinite Lifestyle (Singapore) Private Limited and Venvici Private Limited (3)
10.6	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (3)
10.7	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (3)
10.8	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Lim Yee Chuan (3)
14	Code of Business Conduct and Ethics (4)
21	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 201.
(4)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.
(5)	Incorporated by reference from Exhibit 21 to our Form 10-Q filed with the Securities and Exchange Commission on August 20, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: August 20, 2018

