Form 10-Q
period 2018-09-30
Noble Vici Group, Inc.
filed 2018-11-19
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of November 16, 2018, the issuer had outstanding 153,386,019 shares of common stock.

2

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2018 AND MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2018	March 31, 2018
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$257,527	$1,536,980
Deposits, prepayment and other receivable	303,741	320,879
Purchase deposits	1,403,335	1,463,151
Amounts due from related companies	140,631	–
Amount due from a third party	219,518	228,875

Total current assets	2,324,752	3,549,885

Non-current assets:
Intangible assets, net	825,314	696,479
Property, plant and equipment, net	208,075	250,736
Earnest deposits	1,082,883	–
Goodwill	2,038,131	–

TOTAL ASSETS	$6,479,155	$4,497,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account payables	$16,044	$417,811
Commission liabilities	612,429	428,158
Deferred revenue	4,862,266	3,962,773
Accrued liabilities and other payables	588,398	361,586
Amount due to a director	99,667	69,069
Amounts due to related parties	280,317	–
Income tax payable	12,589	335,546
Current portion of obligations under finance leases	27,745	84,345

Total current liabilities	6,499,455	5,659,288

Long-term liabilities:
Obligations under finance leases	598	1,466

TOTAL LIABILITIES	6,500,053	5,660,754

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 143,683,161 and 140,000,000 shares issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	14,368	14,000
Additional paid in capital	2,192,624	–
Accumulated other comprehensive income (loss)	13,446	(46,440)
Accumulated losses	(2,252,208)	(1,131,214)
Total NVGI stockholders’ deficit	(31,770)	(1,163,654)
Non-controlling interest	10,872	–

Total deficit	(20,898)	(1,163,654)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,479,155	$4,497,100

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017

REVENUE, NET	$364,352	$373,436	$963,497	$587,096

Cost of revenue	(321,341)	(201,718)	(417,803)	(350,391)

Gross profit	43,011	171,718	545,694	236,705

Operating expenses:
Sales and marketing	53,131	121,364	242,146	248,687
General and administrative	562,546	281,377	1,117,042	569,982
Total operating expenses	615,677	402,741	1,359,188	818,669

LOSS FROM OPERATIONS	(572,662)	(231,023)	(813,494)	(581,964)

Other (expense) income:
Interest expense	(1,011)	(72)	(1,699)	(142)
Government subsidy income	(14)	12,600	1,053	15,432
Sundry income	11,994	25	12,380	579
Total other income	10,969	12,553	11,734	15,869

LOSS BEFORE INCOME TAXES	(561,697)	(218,470)	(801,760)	(566,095)

Income tax expense	–	–	–	–

NET LOSS	$(561,697)	$(218,470)	$(801,760)	$(566,095)

Other comprehensive income: – Foreign currency translation loss	17,176	70,249	59,886	46,997

COMPREHENSIVE LOSS	$(544,521)	$(148,221)	$(741,874)	$(519,098)

Net loss per share: – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding: – Basic and diluted	142,818,378	140,000,000	142,741,194	140,000,000

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended September 30,
	2018	2017

Cash flow from operating activities:
Net loss before income tax	$(801,760)	$(566,095)
Adjustments for:
Amortization of intangible assets	25,926	–
Depreciation of property, plant and equipment	62,933	28,952

Change in operating assets and liabilities:
Deposits, prepayment and other receivable	(1,091,592)	6,783
Amounts due from related companies	(142,290)	(28,008)
Account payables	(389,225)	(12,618)
Accrued liabilities and other payables	453,738	42,200
Commission liabilities	(27,849)	(157,814)
Deferred revenue	1,074,024	–
Income tax payable	(312,888)	409
Net cash used in operating activities	(1,148,983)	(686,191)

Cash flow from investing activities:
Purchase of property, plant and equipment	(30,142)	(39,241)
Purchase of intangible assets	(185,090)	–
Cash from acquisition of subsidiaries	37,576	–
Net cash used in investing activities	(177,656)	(39,241)

Cash flow from financing activities:
Capital injection	152,726	–
Proceeds from (repayment to) a director	33,816	(995,729)
Proceeds from related parties	–	1,569,862
Repayment of finance lease	(54,597)	(930)
Net cash generated from financing activities	131,945	573,203

Foreign currency translation adjustment	(84,759)	6,196

Net change in cash and cash equivalents	(1,279,453)	(146,033)

BEGINNING OF PERIOD	1,536,980	281,275

END OF PERIOD	$257,527	$135,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$–	$–
Cash paid for interest	$1,699	$142

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2018 AND SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other		NVGI	Non-
	No. of shares	Amount	paid in capital	comprehensive income (loss)	Accumulated losses	stockholders’ deficit	controlling interest	Total deficit

Balance as of April 1, 2017 (restated)	140,000,000	$14,000	$–	$32,956	$(1,377,846)	$(1,330,890)	$–	$(1,330,890)

Foreign currency translation adjustment	–	–	–	(79,396)	–	(79,396)	–	(79,396)

Net loss for the year	–	–	–	–	246,632	246,632	–	246,632

Balance as of March 31, 2018	140,000,000	$14,000	$–	$(46,440)	$(1,131,214)	$(1,163,654)	$–	$(1,163,654)

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	(319,234)	(318,968)	–	(318,968)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–

Capital injection	–	–	152,726	–	–	152,726	–	152,726

Shares issued for acquisition of subsidiaries	1,020,000	102	2,039,898	–	–	2,040,000	–	2,040,000

Non-controlling interest from acquisition	–	–	–	–	–	–	10,872	10,872

Foreign currency translation adjustment	–	–	–	59,886	–	59,886	–	59,886

Net loss for the period	–	–	–	–	(801,760)	(801,760)	–	(801,760)

Balance as of September 30, 2018 (unaudited)	143,683,161	$14,368	$2,192,624	$13,446	$(2,252,208)	$(31,770)	$10,872	$(20,898)

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

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

In the opinion of management, the consolidated balance sheet as of March 31, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2019 or for any future period.

NOTE – 2     DESCRIPTION OF BUSINESS AND ORGANIZATION

Noble Vici Group, Inc. (the “Company”), formerly known as Gold Union Inc., was incorporated under the laws of the State of Delaware on July 6, 2010 under the name of Advanced Ventures Corp. Effective January 6, 2014, the Company changed its name to “Gold Union Inc.” Effective March 26, 2018, the Company changed its current name, Noble Vici Group, Inc (“NVGI”).

On August 8, 2018, the Company executed a Share Exchange Agreement (“the “Share Exchange Agreement”) with Noble Vici Private Limited, a corporation organized under the laws of Singapore (“NVPL”), and Eldee Tang, the sole shareholder, Chief Executive Officer and Director of NVPL. Pursuant to the Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of the NVPL, representing 1,000,001 ordinary shares of NVPL, in exchange for 140,000,000 shares of its common stock. The Company consummated the acquisition of NVPL on August 8, 2018. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholder of NVPL.

Prior to the acquisition, the Company was considered a shell company due to its nominal assets and limited operations. Upon the acquisition, NVPL comprised the ongoing operations of the combined entity and its senior management served as the senior management of the combined entity. NVPL was deemed to be the accounting acquirer for accounting purposes. The transaction was treated as a recapitalization of the Company. Accordingly, the consolidated assets, liabilities and results of operations of the Company became the historical financial statements of NVPL, and the Company’s assets, liabilities and results of operations were consolidated with NVPL beginning on the acquisition date. NVPL was the legal acquiree but deemed to be the accounting acquirer. The Company was the legal acquirer but deemed to be the accounting acquiree in the reverse merger. The historical financial statements prior to the acquisition are those of the accounting acquirer (NVPL). Historical stockholders’ equity of the accounting acquirer prior to the merger are retroactively restated (a recapitalization) for the equivalent number of shares received in the merger. Operations prior to the merger are those of the acquirer. After completion of the share exchange transaction, the Company’s consolidated financial statements include the assets and liabilities, the operations and cash flow of the accounting acquirer.

The Company is currently engaged in the IoT, Big Data, Blockchain and E-commerce business.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Noble Vici Pte Ltd	Republic of Singapore	Holding Company	S$200,001	100%

Noble Infotech Applications Pte Ltd	Republic of Singapore	Development of software for interactive digital media and software consultancy	S$ 1	100%

Noble Digital Apps Sendirian Berhad	Federation of Malaysia	Digital apps and big data business	MYR1,000	51%

The Digital Agency Pte. Ltd.	Republic of Signapore	Business and management consultancy services	$1	51%

Venvici Pte Ltd	Republic of Singapore	Business and management consultancy services on e-commerce service	S$100,000	100%

Venvici Ltd	Republic of Seychelles	Business and management consultancy services on e-commerce service	US$50,000	100%

Ventrepreneur (SG) Pte Ltd	Republic of Singapore	Online retailing	S$10,000	100%

UB45 Pte Limited	Republic of Singapore	Investment holding	S$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE – 3     GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $2,252,204 as of September 30, 2018 and experienced negative cash flows from operations. The continuation of the Company as a going concern through September 30, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

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

Depreciation expense for the three months ended September 30, 2018 and 2017 were $31,653 and $11,540, as part of operating expenses, respectively.

Depreciation expense for the six months ended September 30, 2018 and 2017 were $62,933 and $28,952, as part of operating expenses, respectively.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of September 30, 2018.

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

The liability “deferred revenue” represents the products are not collected by the customers, which will be earned as revenues when the collection is completed.

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

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and six months ended September 30, 2018 and 2017.

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Singapore and Seychelles maintain their books and record in its local currency, Singapore Dollars (“S$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the period ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Period-end S$:US$1 exchange rate	1.3666	1.3574
Period average S$:US$1 exchange rate	1.3507	1.3761

•	Comprehensive income

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

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the three and six months ended September 30, 2018 and 2017, the Company operates in one reportable operating segment in Singapore and Asian Region.

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

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

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

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides for the election of transition methods between the modified retrospective method and the optional transition relief method. The modified retrospective method is applied to all prior reporting periods presented with a cumulative-effect adjustment recorded in the earliest comparative period while the optional transition relief method is applied beginning in the period of adoption with a cumulative-effect adjustment recorded in the first quarter of 2019. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this standard when it becomes effective, on January 1, 2019, and expects to elect the optional transition relief method.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU No. 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today’s incurred loss approach with an expected loss model for instruments measured at amortized cost. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company has not yet determined the impact this standard will have on its financial statements and related disclosures.

In March 2017, the FASB issued ASU No. 2017-08, Receivables—Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. This ASU amends current US GAAP to shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. This standard will replace today's yield-to-maturity approach, which generally requires amortization of premium over the life of the instrument. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance allows companies to reclassify items in accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). This ASU is effective for all entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. Companies may apply the guidance in the period of adoption or retrospectively to each period in which the income tax effects of the Tax Act related to items in accumulated other comprehensive income are recognized. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 aligns the accounting for share-based payment awards issued to employees and nonemployees. Measurement of equity-classified nonemployee awards will now be valued on the grant date and will no longer be remeasured through the performance completion date. This amendment also changes the accounting for nonemployee awards with performance conditions to recognize compensation cost when achievement of the performance condition is probable, rather than upon achievement of the performance condition, as well as eliminating the requirement to reassess the equity or liability classification for nonemployee awards upon vesting, except for certain award types. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. When adopted, the new guidance should be applied to all new grants and other transition provisions are included in the guidance to simplify this adoption for most companies. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. As part of the FASB's disclosure framework project, it has eliminated, amended and added disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, the policy of timing of transfers between levels of the fair value hierarchy and the valuation processes for Level 3 fair value measurements. Public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. This ASU will have an impact on the Company's disclosures.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. As part of the FASB's disclosure framework project, it has changed the disclosure requirements for defined pension and other post-retirement benefit plans. The FASB eliminated disclosure requirements related to the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, if any, information related to Japanese Welfare Pension Insurance Law, information about the amount of future annual benefits covered by insurance contracts and significant transactions between the employer or related parties and the plan, and the disclosure of the effects of a one-percentage-point change in the assumed health care cost trend rates on the (1) aggregate of the service and interest cost components of net periodic benefit costs and the (2) benefit obligation for postretirement health care benefits. Entities will be required to disclose the weighted-average interest crediting rate for cash balance plans and other plans with promised interest crediting rates as well as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for public entities for annual periods beginning after December 15, 2020. Early adoption is permitted as of the beginning of any annual reporting period. This ASU will have an impact on the Company's disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires companies to defer specified implementation costs in a cloud computing arrangement that are often expensed under current US GAAP and recognize these costs to expense over the noncancellable term of the arrangement. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

Recently Issued Financial Reporting Rules

In August 2018, the SEC adopted the final rule under SEC Release 33-10532, Disclosure Update and Simplification, which amended its rules to eliminate, modify, or integrate into other SEC requirements certain disclosure rules. The amendments are part of the SEC’s ongoing disclosure effectiveness initiative. The amendments eliminate redundant and duplicative requirements including, but not limited to, the ratio of earnings to fixed charges, outdated regulatory disclosures, certain accounting policies about derivative instruments and specific SEC disclosures that are also required under current US GAAP. The amendments may expand current disclosures for certain companies, specifically the requirement to disclose the change in stockholders' equity for the current and comparative quarter and year-to-date interim periods. The amended rules will become effective November 5, 2018 and will be applied to any filings after that date. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company does not expect these final rules to have a material impact on its disclosures and financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 became effective for annual reporting periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. See Note 2: Revenue for further discussion, including the impact on the Company's condensed consolidated financial statements and required disclosures.

In February 2017, the FASB issued No. ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets: Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. ASU 2017-05 was issued to provide clarity on the scope and application for recognizing gains and losses from the sale or transfer of nonfinancial assets, and should be adopted concurrently with ASU 2014-09, Revenue from Contracts with Customers. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In March 2016, the FASB issued ASU No. 2016-04, Liabilities-Extinguishment of Liabilities: Recognition of Breakage for Certain Prepaid Stored Value Products. ASU No. 2016-04 contains specific guidance for the derecognition of prepaid stored-value product liabilities within the scope of this ASU. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 is intended to reduce diversity and clarify the classification of how certain cash receipts and cash payments are presented in the statement of cash flows. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires entities to account for the income tax effects of intercompany sales and transfers of assets other than inventory when the transfer occurs rather than current guidance which requires companies to defer the income tax effects of intercompany transfers of an asset until the asset has been sold to an outside party or otherwise recognized. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash. ASU No. 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet is required. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. Early adoption was permitted as of the beginning of any interim or annual reporting period. The Company adopted this standard effective with reporting periods beginning on January 1, 2017 and added required disclosures pursuant to ASC No. 2016-18 to its condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business. ASU No. 2017-01 most significantly revises guidance specific to the definition of a business related to accounting for acquisitions. Additionally, ASU No. 2017-01 also affects other areas of US GAAP, such as the definition of a business related to the consolidation of variable interest entities, the consolidation of a subsidiary or group of assets, components of an operating segment, and disposals of reporting units and the impact on goodwill. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In February 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires sponsors of benefit plans to present the service cost component of net periodic benefit cost in the same income statement line or items as other employee costs and present the remaining components of net periodic benefit cost in one or more separate line items outside of income from operations. This ASU also limits the capitalization of benefit costs to only the service cost component. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting. This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, a company will apply modification accounting only if the fair value, vesting conditions or classification of the award change due to a modification in the terms or conditions of the share-based payment award. This ASU became effective for public entities for annual and interim periods beginning after December 15, 2017. The Company adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In July 2017, the FASB issued ASU No. 2017-11, I. Accounting for Certain Financial Instruments With Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception. Part I of this ASU reduces the complexity associated with accounting for certain financial instruments with down round features. Part II of this ASU recharacterizes the indefinite deferral provisions described in Topic 480: Distinguishing Liabilities from Equity. It does not have an accounting effect. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company adopted this ASU on October 1, 2017. The Company evaluated its debt and related derivative instruments and determined that this standard did not have an impact on the Company's condensed consolidated financial statements or related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOTE – 5     BUSINESS COMBINATION

On September 17, 2018, the Company acquired 51% controlling interest in The Digital Agency Private Limited, a private limited company organized under the laws of Singapore (“TDA”), and a start-up digital marketing company, at the purchase price of $1,020,000, by issuing 510,000 shares of common stock of the Company, at a price of $2.00 per share.

The purchase price allocation resulted in $1,028,140 of goodwill, as below:

Acquired assets:
Cash and cash equivalents	2,552

Less: Assumed liabilities
Accruals	(4,561)
Amount due to director	(6,131)

Net assets acquired	(8,140)
Goodwill allocated	1,028,140
Share issued for acquisition	1,020,000

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Concurrently, on September 17, 2018, the Company acquired 51% controlling interest in Noble Digital Apps Sendirian Berhad, a private limited company organized under the laws of Malaysia (“NDA”), and a start-up digital apps and big data company, at the purchase price of $1,020,000, by issuing 510,000 shares of common stock of the Company, at a price of $2.00 per share.

The purchase price allocation resulted in $1,008,808 of goodwill, as below:

Acquired assets:
Cash and cash equivalents	16,551
Amount due from related companies	30,986

Less: Assumed liabilities
Accruals	(25,571)
Amount due to director	(10,774)

Net assets acquired	11,192
Goodwill allocated	1,008,808
Share issued for acquisition	1,020,000

The Company’s acquisitions of TDA and NDA were accounted for as a business combination in accordance with ASC 805. The Company has allocated the purchase price consideration based upon the fair value of the identifiable assets acquired and liabilities assumed on the acquisition date. Management of the Company is responsible for determining the fair value of assets acquired, liabilities assumed and intangible assets identified as of the acquisition date and considered a number of factors including valuations from independent appraisers. Acquisition-related costs incurred for the acquisitions are not material and have been expensed as incurred in general and administrative expense.

The impairment test of these goodwill will be reviewed in the next fiscal quarter.

NOTE – 6     REVENUE

	Six months ended September 30,
	2018	2017

Products sales, as principal	$1,783	$386,285
Products sales, as agent (net basis)	700,813	–
Other operating revenue	260,901	200,811
	$963,497	$587,096

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 7     INTANGIBLE ASSETS

	September 30, 2018	March 31, 2018
		(Audited)
Gaming right and software:
Gross carrying value	$623,267	$459,104
Less: accumulated amortization	(440,702)	(432,770)
Net carrying value	182,565	26,334
Non-amortizing portion	642,749	670,145

Intangible assets, net	$825,314	$696,479

Amortization expense for the three months ended September 30, 2018 and 2017 were $14,778 and $0, as part of operating expenses, respectively.

Amortization expense for the six months ended September 30, 2018 and 2017 were $25,926 and $0, as part of operating expenses, respectively.

The following table outlines the annual amortization expense for the next five years:

Years ending September 30:
2019	$265,904
2020	259,589
2021	253,275
2022	39,026
2023	7,520

Total	$825,314

NOTE – 8     EARNEST DEPOSIT

The Company has prepaid earnest deposits for the purchase of an office premises in Singapore. The amount is unsecured, interest-free and refundable upon non-completion of the transaction.

NOTE – 9     AMOUNT DUE FROM A THIRD PARTY

As of September 30, 2018, the Company made temporary advances of $219,518 to a third party, which is secured by the stocks held and becomes mature on or before December 31, 2018. Interest is charged at the rate of 5% per annum.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 10     AMOUNTS DUE TO A DIRECTOR AND RELATED PARTIES

As of September 30, 2018, amounts were due to a director of the Company, Mr. TANG Wai Chong Eldee, and related parties controlled by the director of the Company, which were unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE – 11     OBLIGATIONS UNDER FINANCE LEASES

The Company purchased several motor vehicles under finance lease agreements with the effective interest rate ranging from 7.05% to 15.3% per annum, due through December 19, 2019, with principal and interest payable monthly. The obligations under the finance leases are as follows:

	September 30, 2018	March 31, 2018
		(Audited)

Finance lease	$29,975	$89,262
Less: interest expense	(1,632)	(3,451)

Net present value of finance lease	$28,343	$85,811

Current portion	$27,745	$84,345
Non-current portion	598	1,466

Total	$28,343	$85,811

As of September 30, 2018, the maturities of the finance leases for each of the two years are as follows:

Years ending September 30:
2019	$27,745
2020	598

Total	$28,343

NOTE – 12     STOCKHOLDERS’ DEFICIT

During the three months ended September 30, 2018, the Company issued 1,020,000 shares of its common stock to consummate the acquisition of two businesses in Singapore and Malaysia.

As of September 30, 2018 and March 31, 2018, the Company had a total of 143,683,161 and 140,000,000 shares of its common stock issued and outstanding, respectively.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 13     INCOME TAX

The Company generated an operating loss for the six months ended September 30, 2018 and 2017 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of September 30, 2018, the Company incurred $569,078 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $119,506 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the six months ended September 30, 2018 and 2017 are as follows:

	Six months ended September 30,
	2018	2017

Loss before income taxes	$(801,760)	$(566,095)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(136,299)	(96,236)
Tax effect of non-taxable income	136,299	96,236
Income tax expense	$–	$–

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 14     RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $53,131 and $121,364, for the three months ended September 30, 2018 and 2017.

Royalty charges and marketing expenses paid to a related company totaled $242,146 and $248,687, for the six months ended September 30, 2018 and 2017.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 15     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended September 30, 2018 and 2017, there is no individual customer exceeding 10% of the Company’s revenue.

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended September 30,
	2018	2017

China	$252,557	$–
Singapore	110,786	346,880
Other countries in Asia Pacific	1,009	26,556

	$364,352	$373,436

	Six months ended September 30,
	2018	2017

China	$700,813	$–
Singapore	260,901	536,227
Other countries in Asia Pacific	1,783	50,869

	$963,497	$587,096

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

All of the Company’s long-lived assets are located in Singapore.

(b)       Major vendors

For the three and six months ended September 30, 2018, there are no vendors representing more than 10% of the Company’s purchase.

For the three and six months ended September 30, 2017, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended September 30, 2017			September 30, 2017
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor B	$48,326	24%		$-
Vendor D	61,683	31%		9,415
Vendor A	16,441	8%		12,655
Vendor E	11,598	6%		–
Vendor C	35,935	18%		36,429

Total:	$173,983	87%	Total:	$58,499

	Six months ended September 30, 2017			September 30, 2017
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor B	$104,945	30%		$-
Vendor D	62,410	18%		9,415
Vendor A	55,254	16%		12,655
Vendor E	42,120	12%		–
Vendor C	35,935	10%		36,429

Total:	$300,664	86%	Total:	$58,499

Most of the Company’s vendors are located in Singapore.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2018, borrowing under finance lease was at fixed rates.

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

NOTE – 16     COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

During the three and six months ended September 30, 2018 and 2017, the Company leased its properties under operating leases. The leases typically commence for a period ranging for 1 to 3 years. None of the leases includes contingent rentals.

As of September 30, 2018, the Company has future rental payables under non-cancellable operating leases of $193,853 in the next twelve months.

(b)	Capital commitment

As of September 30, 2018, the Company has no material capital commitments in the next twelve months.

NOTE – 17     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2018, up through the date the Company issued the audited consolidated financial statements. During the period, the Company has the material subsequent events, as follows:

On September 17, 2018, the Company approved the issuance of up to an aggregate of 9,702,858 shares of its common stock to approximately 460 sales associates for prior sales and marketing services provided to the Company. Subsequantly, the Company issued 9,702,858 shares of its common stocks on October 18, 2018.

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

Acquisition of TDA and NDA

On September 17, 2018, we consummated the acquisition of a 51% controlling interest in The Digital Agency Private Limited, a private limited company organized under the laws of Singapore (“TDA”), and a start-up digital marketing company, in accordance with the terms of that certain Share Exchange Agreement by and among the Company, Noble Infotech Applications Private Limited, a private limited company organized under the laws of Singapore and our wholly owned subsidiary (“NIA”), TDA and Mok Jo Han (“the “TDA Share Exchange Agreement”). Pursuant to the terms of the TDA Share Exchange Agreement, we acquired 51 ordinary shares of TDA, representing approximately fifty-one percent (51%) of the issued and outstanding ordinary shares of TDA, in exchange for 510,000 shares of common stock of the Company, par value $0.0001 (the “TDA Shares”), representing an exchange ratio of ONE (1) ordinary share of TDA for Ten Thousand (10,000) shares of common stock of the Company, at a valuation of $2.00 per share of the Company, for an aggregate value of $1,020,000. It is our understanding that Mr. Mok is not a U.S. Person within the meaning of Regulations S. The TDA Shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

On September 17, 2018, we consummated the acquisition of a 51% controlling interest in Noble Digital Apps Sendirian Berhad, a private limited company organized under the laws of Malaysia (“NDA”), and a start-up digital apps and big data company in accordance with the terms of that certain Share Exchange Agreement by and among the Company, NIA, NDA, Cheng Bok Woon, Tan Yew Fui, and Yong Swee Sun (“the “NDA Share Exchange Agreement”). Pursuant to the terms of the NDA Share Exchange Agreement, we acquired 510 ordinary shares of NDA, representing approximately fifty-one percent (51%) of the issued and outstanding ordinary shares of NDA, in exchange for 510,000 shares of common stock of the Company, par value $0.0001 (the “NDA Shares”), representing an exchange ratio of ONE (1) ordinary share of NDA for One Thousand (1,000) shares of common stock of the Company, at a valuation of $2.00 per share of the Company, for an aggregate value of $1,020,000. It is our understanding that Mr. Cheng, Mr. Tan and Mr. Yong are not U.S. Person within the meaning of Regulations S. The NDA Shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

Reorganization of UB45

On September 17, 2018, we completed a reorganization for 100% controlling interest in UB45 Private Limited, a private limited company organized under the laws of Singapore (“UB45”). UB45 has no existing business, assets or liabilities. Prior to the reorganization, UB45 was wholly owned by Eldee Tang, our Chief Executive Officer and Director.

Our corporate structure is below:

Issuance of shares to sales affiliates

On September 17, 2018, and September 25, 2018, we approved the issuance of up Nine Million One Hundred Thirty Five Thousand Seven Hundred Ninety Four (9,135,794) shares and Five Hundred Sixty Seven Thousand Sixty-Four (567,064) shares of our common stock, par value $0.0001, respectively, representing a total of approximately 6.3% of our issued and outstanding common stock, at a per share price of One Dollars and Ninety Nine Cents (US $1.99), to approximately 460 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient executed a Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 months up to a maximum period of 66 months after the execution of such letter. For ease of administration, the recipients appointed Noble Infotech Limited (“NIL”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on October 18, 2018 to NIL. The securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

Intellectual Property

We continue to own the rights, title and interests in Patent for a receptacle catheter with integral anchoring means, which Patent is associated with our former business. The Patent was issued on September 1, 2004 and will expire on September 6, 2022. We do not expect to exploit these Patents in the near future.

Results of Operations

Comparison of the three months ended September 30, 2018 and September 30, 2017

The following table sets forth certain operational data for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017:

	Three months ended September 30,
	2018	2017
Net Revenue	$364,352	$373,436
Cost of revenue	(321,341)	(201,718)
Gross profit	43,011	171,718
Operating expenses:
Sales and marketing expense	53,131	121,364
General and operating expenses	562,546	281,377
Total operating expenses	(615,677)	(402,741)
Loss from operations	(572,666)	(231,023)
Loss before income taxes	(561,697)	(218,470)
NET LOSS	$(561,697)	$(218,470)

Net Revenue. We generated net revenue of $364,352 and $373,436 for the three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2017, 23% of our net revenues were derived from sales of mobile games. The balance of the net revenues consisted primarily of sale of Cerfrion. For the three months ended September 30, 2018, 69% of our net revenues were attributable to sales of our Cerfrion and Cordyceps. The balance of net revenues consisted of mainly of administrative charges income and service income.

In the near future, we expect to continue to generate revenue from sales of Cordyceps and Cerfrion products. On a going forward basis, we expect to generate revenue from our blockchain e-commerce platform as well as any products that we distribute directly such as future mobile games, Cerfrion and Cordyceps, among others.

For the three months ended September 30, 2018 and 2017, the following geographic regions accounted for 10% or more of our total net revenues:

Country	September 30, 2018	September 30, 2017
Singapore	30%	93%
Greater China Region	69%	0%
Rest of the World	1%	7%
Total	100%	100%

For the three months ended September 30, 2018 and 2017, no customers accounted for 10% or more of our total net revenues.

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

The criteria we use to determine how and when we recognize the foregoing key performance indicators are not identical to our revenue recognition policies under U.S. GAAP. By way of example, unlike net sales, which are generally recognized when the product is delivered and both the title and risk and rewards pass to the buyer, as discussed in greater detail in Note 3, Summary of Significant Accounting Policies, to the Consolidated Financial Statements, we recognize Gross Cash Receipts when we receive funds from the buyer, which is generally prior to the product being delivered to the buyer.

The following describes the relationship between our key performance indicators and US GAAP reporting:

	Three Months Ended September 30,
	2018	2017
Gross Cash Receipts	$5,197,691	$288,007
Less: Undelivered items	$(1,230,659)	$–
Less: Supplier’s product & logistics allowances	$(1,564,190)	$–
Less: Commission payout	$(2,149,420)	$(536)
Net Cash Receipts	$253,422	$287,471

Other Sales	$110,930	$85,965

Net Revenue	$364,352	$373,436

For the three months ended September 30, 2018, our Gross Cash Receipts net of sales returns was $5,197,691, representing a substantial increase from $288,007 for the same period ended 2017. This was attributed to change in product mix from mobile gaming to increased sale of Cordyceps in China. As supplier had fulfilled the last quarter demand, we have yet to deliver $1,230,659 of product.

Our Supplier Product & Logistics Allowances for the three months ended September 30, 2018 was $1,564,190 whereas there is no associated cost for the same period in 2017. The increase in Supplier Product & Logistics Allowance was attributable to the sale of Cordyceps in China which are primarily distributed through Resellers, as compared to same period ended September 30, 2017, where most of the sales were attributed to mobile games which are distributed by us directly, for which reseller commissions are lower.

Commission Payout for the three months ended September 30, 2018 was $2,149,420 as compared to only $536 for the three months ended September 30, 2017. The increase in Commission Payout was due to a change in product mix.

For the three months ended September 30, 2018, other sales of $110,930 consisted mainly of subscription proceeds as compared to $85,965 for the same period of 2017 where other sales consisted primarily of subscription income, commission incentive, service fee income and new membership proceeds.

Gross Profit. We achieved a gross profit of $43,011 and $171,718 for the three months ended September 30, 2018, and 2017, respectively. The decrease in gross profit is primarily attributable to the higher commission payouts on non-Cordyceps related products.

Operating Expenses. During the three months ended September 30, 2018, and 2017, we incurred operating expenses of $615,677 and $402,741 respectively. The increase in operating expenses is primarily attributable to an increase in our manpower resources to support our increased business and increased professional fees incurred in connection with being a smaller reporting company.

Net Income. We recorded a net loss of $561,697 and $218,470 for the three months ended September 30, 2018, and 2017, respectively. The increase in the net loss is primarily due to a change in our product mix to products that require higher commission payouts. We hope to make progressive changes to our business model over the next few months to improve our net income.

Comparison of the six months ended September 30, 2018 and September 30, 2017

The following table sets forth certain operational data for the six months ended September 30, 2018, compared to the six months ended September 30, 2017:

The following table sets forth certain operational data for the six months ended September 30, 2018, and 2017:

	Six months ended September 30,
	2018	2017
Net Revenue	$963,497	$587,096
Cost of revenue	(417,803)	(350,391)
Gross profit	545,694	236,705
Operating expenses:
Sales and marketing expense	242,146	248,687
General and operating expenses	1,117,042	569,982
Total operating expenses	(1,359,188)	(818,669)
Loss from operations	(813,494)	(581,964)
Loss before income taxes	(801,760)	(566,095)
NET LOSS	$(801,760)	$(566,095)

Net Revenue. We generated net revenue of $963,497 and $587,096 for the six months ended September 30, 2018 and 2017, respectively. For the six months ended September 30, 2017, 30% of our net revenues were derived from sales of mobile games. The balance of the net revenues consisted primarily of product sales of Cerfrion. For the six months ended September 30, 2018, 73% of our net revenues were attributable to sales of our Cerfrion and Cordyceps. The balance of net revenues consisted of mainly of administrative charges income and service income.

In the near future, we expect to continue to generate revenue from sales of Cordyceps and Cerfrion products. On a going forward basis, we expect to generate revenue from our blockchain e-commerce platform as well as any products that we distribute directly such as future mobile games, Cerfrion and Cordyceps, among others.

For the six months ended September 30, 2018 and 2017, the following geographic regions accounted for 10% or more of our total net revenues:

Country	September 30, 2018	September 30, 2017
Singapore	27%	91%
Greater China Region	73%	0%
Rest of the World	0%	9%
Total	100%	100%

For the six months ended September 30, 2018 and 2017, no customers accounted for 10% or more of our total net revenues.

	Six Months Ended September 30,
	2018	2017
Gross Cash Receipts	$11,652,082	$459,210
Less: Undelivered items	$(3,326,047)	$–
Less: Supplier’s product & logistics allowances	$(3,127,288)	$–
Less: Commission payout	$(4,496,295)	$(46,704)
Net Cash Receipts	$702,452	$412,506

Other Sales	$261,045	$174,589

Net Revenue	$963,497	$587,096

For the six months ended September 30, 2018, our Gross Cash Receipts net of sales returns was $11,652,082, representing a substantial increase from $459,210 for the same period ended 2017. This was attributed to change in product mix from mobile gaming to increased sale of Cordyceps in China. Due to a greater than expected increase in demand for our products, we have yet to deliver $3,326,047 of product. We hope to progressively fulfill these backorders over the next three months.

Our Supplier Product & Logistics Allowances for the six months ended September 30, 2018 was $3,127,288 whereas there is no associated cost for the same period in 2017. The increase in Supplier Product & Logistics Allowance was attributable to the sale of Cordyceps in China which are primarily distributed through Resellers, as compared to same period ended September 30, 2017, where most of the sales were attributed to mobile games which are distributed by us directly, for which reseller commissions are lower.

Commission Payout for the six months ended September 30, 2018 was $4,496,295 as compared to $46,704 for the six months ended September 30, 2017. The increase in Commission Payout was due to higher volume of sales in China.

For the six months ended September 30, 2018, other sales of $261,045 consisted mainly of service fee income as compared to $174,589 for the same period of 2017 where other sales consisted primarily of share revenue income.

Gross Profit. We achieved a gross profit of $545,694 and $236,705 for the six months ended September 30, 2018, and 2017, respectively. The increase in gross profit is primarily attributable to the increase in business in China and higher margin on our China business.

Operating Expenses. During the six months ended September 30, 2018, and 2017, we incurred operating expenses of $1,359,188 and $818,669 respectively. The increase in operating expenses is primarily attributable to an increase in in our manpower resources to support our increased business and increased professional fees incurred in connection with being a smaller reporting company.

Net Income. We recorded a net loss of $801,760 and $566,095 for the six months ended September 30, 2018, and 2017, respectively. The increase in the net loss is primarily due to a change in our product mix to products that require higher commission payouts. We hope to make progressive changes to our business model over the next few months to improve our net income.

Liquidity and Capital Resources

As of September 30, 2018, we had current assets of $2,324,752 and current liabilities of $6,499,455. Our current assets consisted of $257,527 of cash and cash equivalents, $303,741 of deposits, prepayment and other receivable, purchase deposits of $1,403,335, an amount due from related companies of $140,631 and an amount due from a third party of $219,518. Our current liabilities consisted of $612,429 of commission liabilities, $16,044 of account payables, $4,862,266 of deferred revenue, $588,398 of accrued liabilities and other payables, $99,667 of amount due to Eldee Tang, our Chief Executive Officer and Directors, $12,589 of tax payable, $27,745 of finance lease and $280,317 of amount due to related parties for which it represents a unsecured non-interest bearing advance from our shareholder Ms. Kao Wei-Chen.

As of March 31, 2018, we had current assets of $3,549,885 and current liabilities of $5,659,288. Our current assets consisted of $1,536,980 of cash and cash equivalents, $320,879 of deposits, prepayment and other receivable, purchase deposits of $1,463,151 and an amount due from a third party of $228,875. Our current liabilities consisted of $417,811 of account payables, $428,158 of commission liabilities, $3,962,773 of deferred revenue, $361,586 of accrued liabilities and other payables, $69,069 of amount due to Eldee Tang, our Chief Executive Officer and Director, $335,546 of tax payable and $84,345 of finance lease.

We had accumulated deficits of $2,252,208 and $1,131,214 as of September 30, 2018 and March 31, 2018, respectively.

	Six months ended
	9/30/2018	9/30/2017
Net cash used in operating activities	$1,148,983	$686,191
Net cash used in investing activities	$177,656	39,241
Net cash generated from financing activities	$131,945	$573,203

Net Cash Used In Operating Activities

Net cash used in operating activities was $1,148,983 for the six months ended September 30, 2018, and consisted primarily of a net loss of $801,760, adjusted for amortization of intangible of $25,926 and depreciation of property, plant and equipment of $62,933, an increase in accrued liabilities and other payables of $453,738, an increase in deferred revenue of $1,074,024, offset by an increase in deposits, prepayments and other receivable of $1,091,592, an increase in amount due from related companies of $142,290, a decrease in account payables of $389,225, a decrease in commission liabilities of $27,849 and a decrease in tax payable of $312,888.

Net cash used in operating activities was $686,191 for the six months ended September 30, 2017, and consisted primarily of a net loss of $566,095, adjusted for depreciation of property, plant and equipment of $28,952, a decrease in deposits, prepayments and other receivable of $6,783, an increase in accrued liabilities and other payables of $42,200, an increase in tax payable of $409, offset by an increase in amount due from related companies of $28,008, a decrease in account payables of $12,618 and a decrease in commission liabilities of $157,814.

Net Cash Used In Investing Activities

Net cash used in investing activities was $177,656 for the six months ended September 30, 2018 and consisted primarily of purchases of plant and equipment of $30,142, intangible assets of $185,090 and cash received from acquisition of subsidiaries of $37,576. Net cash used in investing activities was $39,241 for the six months ended September 30, 2017 and consisted primarily of purchases of plant and equipment of $39,241.

Net Cash Generated From Financing Activities

Net cash generated from financing activities for the six months ended September 30, 2018 was $131,945 and consisted primarily of proceeds from the issuance of our securities of $152,726, proceeds from director of $33,816, offset by repayment of a finance lease of $54,597.

Net cash generated from financing activities for the six months ended September 30, 2017 was $573,203 and consisted primarily of repayment to a director of $995,729, proceeds from a related party of $1,569,862 and repayment of a finance lease of $930.

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

Depreciation expense for the three months ended September 30, 2018 and 2017 were $31,653 and $11,540, as part of operating expenses, respectively.

Depreciation expense for the six months ended September 30, 2018 and 2017 were $62,933 and $28,952, as part of operating expenses, respectively.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Period-end S$:US$1 exchange rate	1,3666	1.3574
Period average S$:US$1 exchange rate	1.3507	1.3761

•	Related parties

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2018, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 19, 2018

