Form 10-Q
period 2018-12-31
Noble Vici Group, Inc.
filed 2019-02-19
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

As of February 14, 2019, the issuer had outstanding 164,224,160 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2018 AND MARCH 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2018	March 31, 2018
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$217,286	$1,536,980
Deposits, prepayment and other receivable	3,197,371	320,879
Purchase deposits	1,892,223	1,463,151
Amounts due from related companies	308,045	–
Amount due from a third party	220,064	228,875

Total current assets	5,834,989	3,549,885

Non-current assets:
Intangible assets, net	808,920	696,479
Property, plant and equipment, net	3,534,066	250,736
Goodwill	2,043,202	–

TOTAL ASSETS	$12,221,177	$4,497,100

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account payables	$20,615	$417,811
Commission liabilities	1,896,827	428,158
Deferred revenue	7,835,544	3,962,773
Accrued liabilities and other payables	1,223,923	361,586
Amount due to a director	87,632	69,069
Amounts due to related parties	280,317	–
Income tax payable	69,356	335,546
Current portion of obligations under finance leases	332,410	84,345

Total current liabilities	11,746,624	5,659,288

Long-term liabilities:
Obligations under finance leases	1,961,387	1,466

TOTAL LIABILITIES	13,708,011	5,660,754

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 164,224,160 and 140,000,000 shares issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	16,422	14,000
Additional paid in capital	43,272,568	–
Accumulated other comprehensive income (loss)	72,340	(46,440)
Accumulated losses	(44,797,552)	(1,131,214)
Total NVGI stockholders’ deficit	(1,436,222)	(1,163,654)
Non-controlling interest	(50,612)	–

Total deficit	(1,486,834)	(1,163,654)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,221,177	$4,497,100

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

REVENUE, NET	$1,207,151	$829,991	$2,170,648	$1,417,087

Cost of revenue	(1,396,126)	(270,634)	(1,813,928)	(621,025)

Gross (loss) profit	(188,975)	559,357	356,720	796,062

Operating expenses:
Sales and marketing	200,505	153,398	442,651	402,085
General and administrative	916,444	221,251	2,033,487	791,233
Stock-based compensation	41,081,998	–	41,081,998	–
Total operating expenses	42,198,947	374,649	43,558,136	1,193,318

(LOSS) INCOME FROM OPERATIONS	(42,387,922)	184,708	(43,201,416)	(397,256)

Other (expense) income:
Interest expense	(23,076)	(384)	(24,775)	(526)
Government subsidy income	–	1,330	1,047	16,762
Sundry income	39,764	245	52,150	824

Total other income	16,688	1,191	28,422	17,060

(LOSS) INCOME BEFORE INCOME TAXES	(42,371,234)	185,899	(43,172,994)	(380,196)

Income tax expense	(174,110)	–	(174,110)	–

NET (LOSS) INCOME	$(42,545,344)	$185,899	$(43,347,104)	$(380,196)

Other comprehensive income:
– Foreign currency translation gain (loss)	58,894	(116,825)	118,780	(69,828)

COMPREHENSIVE (LOSS) INCOME	$(42,486,450)	$69,074	$(43,228,324)	$(450,024)

Net loss per share:
– Basic and diluted	$(0.30)	$(0.00)	$(0.30)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	142,818,378	140,000,000	146,217,422	140,000,000

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended December 31,
	2018	2017

Cash flow from operating activities:
Net loss before income tax	$(43,347,104)	$(380,196)
Adjustments for:
Amortization of intangible assets	44,279	9,458
Depreciation of property, plant and equipment	183,289	34,117
Stock-based compensation	41,081,998	–

Change in operating assets and liabilities:
Deposits, prepayment and other receivable	(3,385,254)	(6,480)
Amounts due from related companies	(316,409)	(41,003)
Account payables	(382,356)	(13,515)
Accrued liabilities and other payables	856,593	149,209
Commission liabilities	1,489,999	(247,972)
Deferred revenue	4,038,460	–
Income tax payable	(254,100)	21,547
Net cash generated from (used in) operating activities	9,395	(474,835)

Cash flow from investing activities:
Purchase of property, plant and equipment	(3,487,021)	(231,438)
Purchase of intangible assets	(183,986)	–
Cash from acquisition of subsidiaries	37,576	–
Net cash used in investing activities	(3,633,431)	(231,438)

Cash flow from financing activities:
Capital injection	160,362	–
Proceeds from (repayment to) a director	21,292	(1,001,152)
Proceeds from related parties	–	1,578,422
Proceed from finance lease	2,349,421	104,281
Repayment of finance lease	(130,912)	(468)
Net cash generated from financing activities	2,400,163	681,083

Foreign currency translation adjustment	(95,821)	12,222

Net change in cash and cash equivalents	(1,319,694)	(12,968)

BEGINNING OF PERIOD	1,536,980	281,275

END OF PERIOD	$217,286	$268,307

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$–	$–
Cash paid for interest	$33,665	$184

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2018 AND NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional	Accumulated other		NVGI	Non-
	No. of shares	Amount	paid in capital	comprehensive income (loss)	Accumulated losses	stockholders’ deficit	controlling interest	Total deficit

Balance as of April 1, 2017 (restated)	140,000,000	$14,000	$–	$32,956	$(1,377,846)	$(1,330,890)	$–	$(1,330,890)

Foreign currency translation adjustment	–	–	–	(79,396)	–	(79,396)	–	(79,396)

Net loss for the year	–	–	–	–	246,632	246,632	–	246,632

Balance as of March 31, 2018	140,000,000	$14,000	$–	$(46,440)	$(1,131,214)	$(1,163,654)	$–	$(1,163,654)

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	(319,234)	(318,968)	–	(318,968)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–

Capital injection	–	–	152,726	–	–	152,726	–	152,726

Shares issued for acquisition of subsidiaries	1,020,000	102	2,039,898	–	–	2,040,000	–	2,040,000

Shares issued to sales agents for services	20,540,999	2,054	41,079,944			41,081,998		41,081,998

Non-controlling interest from acquisition	–	–	–	–	–	–	(50,612)	(50,612)

Foreign currency translation adjustment	–	–	–	118,780	–	118,780	–	118,780

Net loss for the period	–	–	–	–	(43,347,104)	(43,347,104)	–	(43,347,104)

Balance as of December 31, 2018 (unaudited)	164,224,160	$16,422	$43,272,568	$72,340	$(44,797,552)	$(1,436,222)	$(50,612)	$(1,486,834)

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

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

In the opinion of management, the consolidated balance sheet as of March 31, 2018 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2019 or for any future period.

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

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Noble Vici Pte Ltd	Republic of Singapore	Holding Company	S$200,001	100%

Noble Infotech Applications Pte Ltd	Republic of Singapore	Development of software for interactive digital media and software consultancy	S$ 1	100%

Noble Digital Apps Sendirian Berhad	Federation of Malaysia	Digital apps and big data business	MYR1,000	51%

The Digital Agency Pte. Ltd.	Republic of Singapore	Business and management consultancy services	$1	51%

Venvici Pte Ltd	Republic of Singapore	Business and management consultancy services on e-commerce service	S$100,000	100%

Venvici Ltd	Republic of Seychelles	Business and management consultancy services on e-commerce service	US$50,000	100%

Ventrepreneur (SG) Pte Ltd	Republic of Singapore	Online retailing	S$10,000	100%

UB45 Pte Limited	Republic of Singapore	Investment holding	S$10,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE – 3     GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

From its inception, the Company has suffered from continuous losses with an accumulated deficit of $44,797,552 as of December 31, 2018 and experienced negative cash flows from operations. The continuation of the Company as a going concern through December 31, 2019 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Building	40 years
Leasehold improvements	3 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1- 3 years
Motor vehicle	2 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of December 31, 2018.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended December 31, 2018 and 2017.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the period ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Period-end S$:US$1 exchange rate	1.3632	1.3365
Period average S$:US$1 exchange rate	1.3588	1.3686

•	Comprehensive income

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the three and nine months ended December 31, 2018 and 2017, the Company operates in one reportable operating segment in Singapore and Asian Region.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU requires companies to defer specified implementation costs in a cloud computing arrangement that are often expensed under current US GAAP and recognize these costs to expense over the noncancelable term of the arrangement. This ASU is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted as of the beginning of any interim or annual reporting period. The Company does not expect it to have a material effect on the Company's financial statements and related disclosures.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

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

The impairment test of these goodwill will be reviewed in the next fiscal quarter.

NOTE – 6     REVENUE

	Nine months ended December 31,
	2018	2017

Products sales, as principal	$44,735	$1,154,521
Products sales, as agent (net basis)	1,721,612	–
Other operating revenue	404,301	262,566
	$2,170,648	$1,417,087

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE– 7     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31, 2018	March 31, 2018
	(Unaudited)	(Audited)
At cost:
Building	$3,380,921	$–
Leasehold improvement	44,394	41,747
Furniture and fittings	28,653	26,684
Office equipment and computers	91,572	77,406
Motor vehicle	286,818	233,452
	3,832,358	379,289
Less: accumulated depreciation	(298,292)	(128,553)
	$3,534,066	$250,736

Depreciation expense for the three months ended December 31, 2018 and 2017 were $120,356 and $5,165, as part of operating expenses, respectively.

Depreciation expense for the nine months ended December 31, 2018 and 2017 were $183,289 and $34,117, as part of operating expenses, respectively.

NOTE – 8     INTANGIBLE ASSETS

	December 31, 2018	March 31, 2018
	(Unaudited)	(Audited)
Gaming right and software:
Gross carrying value	$624,818	$459,104
Less: accumulated amortization	(460,246)	(432,770)
Net carrying value	164,572	26,334
Non-amortizing portion	644,348	670,145

Intangible assets, net	$808,920	$696,479

Amortization expense for the three months ended December 31, 2018 and 2017 were $18,353 and $9,458, as part of operating expenses, respectively.

Amortization expense for the nine months ended December 31, 2018 and 2017 were $44,279 and $9,458, as part of operating expenses, respectively.

The following table outlines the annual amortization expense for the next five years:

Years ending December 31:
2019	$266,565
2020	257,070
2021	253,905
2022	31,380

Total	$808,920

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 9     AMOUNT DUE FROM A THIRD PARTY

As of December 31, 2018, the Company made temporary advance of $220,064 to a third party, which is secured by the stocks held and becomes mature on or before 31 December 2018. Interest is charged at the rate of 5% per annum.

NOTE – 10     AMOUNTS DUE FROM RELATED COMPANIES

As of December 31, 2018, the Company made temporary advances of $308,045 to related companies, which are unsecured, interest-free and are expected to be repayable in the next twelve months.

NOTE – 11     AMOUNTS DUE TO A DIRECTOR AND RELATED PARTIES

As of December 31, 2018, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE – 12     OBLIGATIONS UNDER FINANCE LEASES

The Company purchased a building and several motor vehicles under finance lease agreements with the effective interest rate ranging from 7.05% to 15.3% per annum, due through September 2028 with principal and interest payable monthly. The obligations under the finance leases are as follows:

	December 31, 2018	March 31, 2018
	(Unaudited)	(Audited)

Finance lease	$3,140,720	$89,262
Less: interest expense	(846,923)	(3,451)

Net present value of finance lease	$2,293,797	$85,811

Current portion	$332,410	$84,345
Non-current portion	1,961,387	1,466

Total	$2,293,797	$85,811

As of December 31, 2018, the maturities of the finance leases for each of the five years and thereafter are as follows:

Years ending September 30:
2019	$332,410
2020	331,458
2021	331,458
2022	316,306
2023 and thereafter	982,167

Total	$2,293,799

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

NOTE – 13     STOCKHOLDERS’ DEFICIT

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

On September 17, 2018, the Company acquired 51% controlling interest in The Digital Agency Private Limited, a private limited company organized under the laws of Singapore (“TDA”), and a start-up digital marketing company, at the purchase price of $1,020,000, by issuing 510,000 shares of common stock of the Company, at a price of $2 per share.

Concurrently, on September 17, 2018, the Company acquired 51% controlling interest in Noble Digital Apps Sendirian Berhad, a private limited company organized under the laws of Malaysia (“NDA”), and a start-up digital apps and big data company, at the purchase price of $1,020,000, by issuing 510,000 shares of common stock of the Company, at a price of $2 per share.

In October and December 2018, the Company issued an aggregate of 20,540,999 shares of its common stock to certain service agents as one-off bonus compensation for their sales and marketing services rendered in prior years, at a price of $2 per share.

As of December 31, 2018 and March 31, 2018, the Company had a total of 164,224,160 and 140,000,000 (restated) shares of its common stock issued and outstanding, respectively.

NOTE – 14     INCOME TAX

The Company generated an operating loss for the nine months ended December 31, 2018 and 2017 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of December 31, 2018, the Company incurred $569,078 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2038, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $119,506 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the nine months ended December 31, 2018 and 2017 are as follows:

	Nine months ended December 31,
	2018	2017

Loss before income taxes	$(43,172,994)	$(380,196)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(7,339,409)	(64,633)
Tax effect of non-taxable income	7,513,519	64,633
Income tax expense	$174,110	$–

NOTE – 15     RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $442,651 and $402,085, for the nine months ended December 31, 2018 and 2017.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 16     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended December 31, 2018 and 2017, there is no individual customer exceeding 10% of the Company’s revenue.

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended December 31,
	2018	2017

China	$1,100,799	$–
Singapore	8,784	610,612
Other countries in Asia Pacific	97,568	219,379

	$1,207,151	$829,991

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended December 31,
	2018	2017

China	$1,801,612	$–
Singapore	269,685	1,144,870
Other countries in Asia Pacific	99,351	272,217

	$2,170,648	$1,417,087

All of the Company’s long-lived assets are located in Singapore.

(b)       Major vendors

For the three and nine months ended December 31, 2018, there are no vendors representing more than 10% of the Company’s purchase.

For the three and nine months ended December 31, 2017, the vendor who accounts for 10% or more of the Company’s purchases and its outstanding balances as at period-end dates, are presented as follows:

	Three months ended December 31, 2017			December 31, 2017
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor C	$53,621	20%		–
Vendor E	22,584	8%		–
Vendor A	14,551	5%		–

Total:	$90,756	33%	Total:	$–

	Nine months ended December 31, 2017			December 31, 2017
Vendors	Purchases	Percentage of purchases		Accounts payable

Vendor B	$106,277	17%		$–
Vendor C	89,556	14%		–
Vendor A	69,805	11%		–
Vendor E	64,704	10%		–
Vendor D	63,202	10%		–

Total:	$393,544	62%	Total:	$–

Most of the Company’s vendors are located in Singapore.

(c)       Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2018, borrowing under finance lease was at fixed rates.

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

NOTE – 17     COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitments

During the three and nine months ended December 31, 2018 and 2017, the Company leased its properties under operating leases. The leases typically commence for a period ranging for 1 to 3 years. None of the leases includes contingent rentals.

As of December 31, 2018, the Company has future rental payables under non-cancellable operating leases of $193,853 in the next twelve months.

(b)       Capital commitment

As of December 31, 2018, the Company has no material capital commitments in the next twelve months.

NOTE – 18     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2018, up through the date the Company issued the audited consolidated financial statements. During the period, the Company has no material subsequent events.

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

Overview

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” Effective January 6, 2014, we changed our name to “Gold Union Inc.” Effective March 26, 2018, we changed our name to Noble Vici Group, Inc. and our trading symbol was changed to NVGI. On August 8, 2018, we consummated the acquisition of Noble Vici Private Limited, a corporation organized under the laws of Singapore (“NVPL”), which was wholly owned by Eldee Tang, our sole director and Chief Executive Officer. NVPL is engaged in the IoT, Big Data, Blockchain and E-commerce business. As a result of our acquisition of NVPL, we entered into the IoT, Big Data, Blockchain and E-commerce business. We are headquartered in Singapore and operate a branch office in Taiwan. Certain of our resellers are operating “V-More” branded satellite offices in Shenzhen, China.

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

Issuance of shares to sales affiliates

On September 17, 2018, and September 25, 2018, we approved the issuance of Nine Million One Hundred Thirty Five Thousand Seven Hundred Ninety Four (9,135,794) shares and Five Hundred Sixty Seven Thousand Sixty-Four (567,064) shares of our common stock, par value $0.0001, respectively, representing a total of approximately 6.3% of our issued and outstanding common stock, at a per share price of One Dollars and Ninety Nine Cents (US $1.99), to approximately 460 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient executed a Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 months up to a maximum period of 66 months after the execution of such letter. For ease of administration, the recipients appointed Noble Infotech Limited (“NIL”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on October 18, 2018 to NIL. The securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

On December 3, 2018, we approved the issuance of up to an aggregate of Ten Million Eight Hundred Thirty Eight Thousand One Hundred Forty One (10,838,141) shares of our common stock, par value $0.0001, representing approximately 7.1% of our issued and outstanding common stock, at a per share price of Two Dollars (US $2.00), to about 690 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient was required to execute one of two standard forms of Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 or 24 months up to a maximum period of 72 months after the execution of such letter. For ease of administration, the recipients appointed Venvici Partners Limited (“VVP”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on January 4, 2019 to VVP. The securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

Reorganization of UB45 and Ventrepreneur (SG)

On September 17, 2018, NVGI acquired from Eldee Tang, our Chief Executive Officer and Director, 100% of UB45 Private Limited, a private limited company organized under the laws of Singapore (“UB45”), that has no existing business, assets or liabilities.

On January 2, 2019, we completed a series of reorganizations pursuant to which we reorganized UB45 and Ventrepreneur (SG) Private Limited, a private limited company formed under the laws of Singapore (“VESG”), as direct subsidiaries under NVPL. Prior to the reorganization, UB45 was a company with the operation office building as its main primary asset that was wholly owned by NVGI, and VESG was a subsidiary of Venvici Private Limited (“VVPL”), which in turn was a wholly owned subsidiary of NVPL.

Our current corporate structure is as below:

Our Headquarters and Operations

Our principal corporate office is located at 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616. On October 1, 2018, we purchased a building subject to a sixty year leasehold located at 45 Ubi Crescent, Singapore 408590 to serve as our primary operational center. The four story building is approximately 13,000 square feet with a remaining lease term of thirty eight years. The purchase price of S$4,480,000 (approximately US$3,295,819) was financed by a loan with Ethoz Capital Limited in the principal amount of S$3,136,000 (approximately US$2,307,073) at an annual rate of 3.75%, payable over 120 months commencing October 1, 2018. The loan is personally guaranteed by our Chief Executive Officer and Director, Eldee Tang. The foregoing description of the loan is qualified in its entirety by reference to the Secured Term Loan Facility dated September 14, 2018, which is filed as Exhibit 10.4 to this Quarterly Report and incorporated herein by reference.

On January 19, 2019, we opened a branch office in Taiwan to service merchants and customers of our online platform, V-more, located within the Greater China Region. Our Taiwan branch office also oversees the operations of a V-More branded office located in China and operated by one of our sales affiliates. The Taiwan branch office is currently operated through our subsidiary VESG. The Taiwan branch office is a party to a lease agreement, a summary of which is as follows:

Name of Branch	Ventrepreneur (SG) Private Limited, Taiwan Branch
Office Address	282 Zheng Bei Road 2, Level 5 Unit 3, Xitun District, Taichung, Taiwan
Tenancy Period	December 1, 2018 to November 30, 2020
Premises Size	Approximately 3,000 square feet
Yearly Lease Amount	US$37,473 for Taiwan branch

In addition to our Taiwan office and China affiliate office, certain of our sales affiliates also operate additional V-More branded affiliate offices in the following regions: Indonesia, Thailand and Malaysia. We are in the process of memorializing the terms of operations of these affiliate offices and hope to conclude this process in the near future.

Intellectual Property

We continue to own the rights, title and interests in Patent for a receptacle catheter with integral anchoring means, which Patent is associated with our former business. The Patent was issued on September 1, 2004 and will expire on September 6, 2022. We do not expect to exploit these Patents in the near future.

Results of Operations

Comparison of the three months ended December 31, 2018 and December 31, 2017

The following table sets forth certain operational data for the three months ended December 31, 2018, as compared to the three months ended December 31, 2017:

	Three months ended December 31,
	2018	2017
Net Revenue	$1,207,151	$829,991
Cost of revenue	(1,396,126)	(270,634)
Gross profit (loss)	(188,975)	559,357
Operating expenses:
Sales and marketing expense	200,505	153,398
General and operating expenses	916,444	221,251
Total operating expenses*	(1,116,949)	(374,649)
(Loss) income from operations*	(1,305,924)	184,708
(Loss) income before income taxes*	(1,289,236)	185,899
NET (LOSS) / INCOME*	$(1,463,346)	$185,899
Stock based compensation	(41,081,998)	–
NET (LOSS) / INCOME (INCLUDING STOCK BASED COMPENSATION)	$(42,545,344)	$185,899

*Excluding one-time, non-cash Stock based compensation

Net Revenue. We generated net revenue of $1,207,151 and $829,991 for the three months ended December 31, 2018 and 2017, respectively. For the three months ended December 31, 2017, 74% of our net revenues were derived from sales of mobile games. The balance of the net revenues consisted primarily of sale of Cerfrion. For the three months ended December 31, 2018, 91% of our net revenues were attributable to sales of our Cerfrion and Cordyceps. The balance of net revenues consisted of mainly of administrative charges income, service income and V-More, our e-commerce platform.

In the near future, we expect to continue to generate revenue from sales of Cordyceps and Cerfrion products. On a going forward basis, we expect to generate revenue from our blockchain e-commerce platform as well as any products that we distribute directly such as future mobile games, Cerfrion and Cordyceps, among others.

For the three months ended December 31, 2018 and 2017, the following geographic regions accounted for 10% or more of our total net revenues:

Country	December 31, 2018	December 31, 2017
Singapore	1%	74%
Greater China Region	91%	0%
Rest of the World	8%	26%
Total	100%	100%

For the three months ended December 31, 2018 and 2017, no customers accounted for 10% or more of our total net revenues.

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

The following describes the relationship between our key performance indicators and US GAAP reporting:

	Three Months Ended December 31,
	2018	2017
Gross Cash Receipts	$8,808,023	$742,268
Less: Undelivered items	$(1,840,007)	$–
Less: Supplier’s product & logistics allowances	$(2,601,521)	$–
Less: Commission payout	$(3,302,601)	$(254)
Net Cash Receipts	$1,063,894	$742,014

Other Sales	$143,257	$87,977

Net Revenue	$1,207,151	$829,991

For the three months ended December 31, 2018, our Gross Cash Receipts net of sales returns was $8,808,023, representing a substantial increase from $742,268 for the same period ended 2017. This was attributed to change in product mix from mobile gaming to increased sale of Cordyceps in China. As supplier had fulfilled the last quarter demand, we have yet to deliver $1,840,007 of product.

Our Supplier Product & Logistics Allowances for the three months ended December 31, 2018 was $2,601,521 whereas there is no associated cost for the same period in 2017. The increase in Supplier Product & Logistics Allowance was attributable to the sale of Cordyceps in China which are primarily distributed through Resellers, as compared to same period ended December 31, 2017, where most of the sales were attributed to mobile games which are distributed by us directly, for which reseller commissions are lower.

Commission Payout for the three months ended December 31, 2018 was $3,302,601 as compared to only $254 for the three months ended December 31, 2017. The increase in Commission Payout was due to a change in product mix.

For the three months ended December 31, 2018, other sales of $143,257 consisted mainly of service fee income, subscription proceeds and V-More income as compared to $87,977 for the same period of 2017 where other sales consisted of primarily of share revenue income.

Gross Profit. We achieved a gross loss of $188,975 and gross profit of $559,357 for the three months ended December 31, 2018, and 2017, respectively. The decrease in gross profit is primarily attributable to the higher commission payouts on non-Cordyceps related products.

Operating Expenses. During the three months ended December 31, 2018, and 2017, we incurred operating expenses (excluding stock based compensation) of $1,116,949 and $374,649 respectively. The increase in operating expenses is primarily attributable to an increase in our manpower resources to support our increased business and increased professional fees incurred in connection with being a smaller reporting company. During the three months ended December 31, 2018, our Taiwan branch, which is also overseeing the operation in China has engaged the services of a group of China promoters to promote V-More brand and to service merchants and customers. As part of the promoters’ service fee arrangement with us, we are incurring promoters’ marketing fee of $8,978 on a monthly basis from December 1, 2018. We are in the process of memorializing our oral agreements into written form and hope to conclude within the next few months.

Net Income (Loss) (excluding stock based compensation). We recorded a net loss of $1,463,346 and a net profit of $185,899 for the three months ended December 31, 2018, and 2017, respectively. The increase in the net loss is primarily due to a change in our product mix to products that require higher commission payouts and an increase in operating resources. We hope to make progressive changes to our business model over the next few months to improve our net income.

Stock Based Compensation. During the three months ended December 31, 2018, we incurred a one-time, non-cash stock based compensation of $41,081,998 through an issuance of 20,540,999 shares of our common stock, at a market value of $2 per share. The issuance was made to about 1150 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. No stock based compensation was incurred during the three months ended December 31, 2017.

Net Income (Loss) (including stock based compensation). We recorded a net loss of $42,545,344 and a net profit of $185,899 for the three months ended December 31, 2018, and 2017, respectively. The increase in the net loss is primarily due to a one-time, non-cash stock based compensation of $41,081,998 to about 1150 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates.

Comparison of the nine months ended December 31, 2018 and December 31, 2017

The following table sets forth certain operational data for the nine months ended December 31, 2018, compared to the nine months ended December 31, 2017:

The following table sets forth certain operational data for the nine months ended December 31, 2018, and 2017:

	Nine months ended December 31,
	2018	2017
Net Revenue	$2,170,648	$1,417,087
Cost of revenue	(1,813,928)	(621,025)
Gross profit (loss)	356,720	796,062
Operating expenses:
Sales and marketing expense	442,651	402,085
General and operating expenses	2,033,487	791,233
Total operating expenses*	(2,476,138)	(1,193,318)
(Loss) income from operations*	(2,119,418)	(397,256)
(Loss) income before income taxes*	(2,090,996)	(380,196)
NET (LOSS) / INCOME*	$(2,265,106)	$(380,196)
Stock based compensation	(41,081,998)	–
NET (LOSS) / INCOME (INCLUDING STOCK BASED COMPENSATION)	$(43,347,104)	$(380,196)

*Excluding one-time, non-cash Stock based compensation

Net Revenue. We generated net revenue of $2,170,648 and $1,417,087 for the nine months ended December 31, 2018 and 2017, respectively. For the nine months ended December 31, 2017, 81% of our net revenues were derived from sales of mobile games. The balance of the net revenues consisted primarily of product sales of Cerfrion. For the nine months ended December 31, 2018, 83% of our net revenues were attributable to sales of our Cerfrion and Cordyceps. The balance of net revenues consisted of mainly of administrative charges, service income and V-More, our e-commerce platform.

In the near future, we expect to continue to generate revenue from sales of Cordyceps and Cerfrion products. On a going forward basis, we expect to generate revenue from our blockchain e-commerce platform as well as any products that we distribute directly such as future mobile games, Cerfrion and Cordyceps, among others.

For the nine months ended December 31, 2018 and 2017, the following geographic regions accounted for 10% or more of our total net revenues:

Country	December 31, 2018	December 31, 2017
Singapore	12%	81%
Greater China Region	83%	0%
Rest of the World	5%	19%
Total	100%	100%

For the nine months ended December 31, 2018 and 2017, no customers accounted for 10% or more of our total net revenues.

	Nine Months Ended December 31,
	2018	2017
Gross Cash Receipts	$20,460,105	$1,201,479
Less: Undelivered items	$(5,166,054)	$–
Less: Supplier’s product & logistics allowances	$(5,728,809)	$–
Less: Commission payout	$(7,798,896)	$(46,958)
Net Cash Receipts	$1,766,346	$1,154,521

Other Sales	$404,302	$262,566

Net Revenue	$2,170,648	$1,417,087

For the nine months ended December 31, 2018, our Gross Cash Receipts net of sales returns was $20,460,105, representing a substantial increase from $1,201,479 for the same period ended 2017. This was attributed to change in product mix from mobile gaming to increased sale of Cordyceps in China. Due to a greater than expected increase in demand for our products, we have yet to deliver $5,166,054 of product. We hope to progressively fulfill these backorders over the next three months.

Our Supplier Product & Logistics Allowances for the nine months ended December 31, 2018 was $5,728,809 whereas there is no associated cost for the same period in 2017. The increase in Supplier Product & Logistics Allowance was attributable to the sale of Cordyceps in China which are primarily distributed through Resellers, as compared to same period ended December 31, 2017, where most of the sales were attributed to mobile games which are distributed by us directly, for which reseller commissions are lower.

Commission Payout for the nine months ended December 31, 2018 was $7,798,896 as compared to $46,958 for the nine months ended December 31, 2017. The increase in Commission Payout was due to higher volume of sales in China.

For the nine months ended December 31, 2018, other sales of $404,302 consisted mainly of service fee income, subscription proceeds and V-More income as compared to $262,566 for the same period of 2017 where other sales consisted primarily of share revenue income.

Gross Profit. We achieved a gross profit of $356,720 and $796,062 for the nine months ended December 31, 2018, and 2017, respectively. The increase in gross profit is primarily attributable to the increase in business in China and higher margin on our China business.

Operating Expenses. During the nine months ended December 31, 2018, and 2017, we incurred operating expenses (excluding stock based compensation) of $2,476,138 and $1,193,318 respectively. The increase in operating expenses is primarily attributable to an increase in in our manpower resources to support our increased business and increased professional fees incurred in connection with being a smaller reporting company. During the nine months ended December 31, 2018, our Taiwan branch, which is also overseeing the operation in China has engaged the services of a group of China promoters to promote V-More brand and to service merchants and customers. As part of the promoters’ service fee arrangement with us, we are incurring promoters’ marketing fee of $8,978 on a monthly basis from December 1, 2018. We are in the process of memorializing our oral agreements into written form and hope to conclude within the next few months.

Net Income (Loss) (excluding stock based compensation). We recorded a net loss of $2,265,106 and $380,196 for the nine months ended December 31, 2018, and 2017, respectively. The increase in the net loss is primarily due to a change in our product mix to products that require higher commission payouts. We hope to make progressive changes to our business model over the next few months to improve our net income.

Stock Based Compensation. During the nine months ended December 31, 2018, we incurred a one-time, non-cash stock based compensation of $41,081,998 through an issuance of 20,540,999 shares of our common stock, at a market value of $2 per share. The issuance was made to about 1150 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. No stock based compensation was incurred during the nine months ended December 31, 2017.

Net Income (Loss) (including stock based compensation). We recorded a net loss of $43,347,104 and a net loss of $380,196 for the nine months ended December 31, 2018, and 2017, respectively. The increase in the net loss is primarily due to a one-time, non-cash stock based compensation of $41,081,998 to about 1150 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates.

Liquidity and Capital Resources

As of December 31, 2018, we had current assets of $5,834,989 and current liabilities of $11,746,624. Our current assets consisted of $217,286 of cash and cash equivalents, $3,197,371 of deposits, prepayment and other receivable, purchase deposits of $1,892,223, an amount due from related companies of $308,045 and an amount due from a third party of $220,064. Our current liabilities consisted of $1,896,827 of commission liabilities, $20,615 of account payables, $7,835,544 of deferred revenue, $1,223,923 of accrued liabilities and other payables, $87,632 of amount due to Eldee Tang, our Chief Executive Officer and Directors, $69,356 of tax payable, $332,410 of finance lease and $280,317 of amount due to related parties for which it represents a unsecured non-interest bearing advance from our shareholder Ms. Kao Wei-Chen.

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

We had accumulated deficits of $44,797,552 and $1,131,214 as of December 31, 2018 and March 31, 2018, respectively. The increase in accumulated deficit is mainly due to a one-time, non-cash stock based compensation of $41,081,998 to about 1150 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates.

	Nine months ended
	12/31/2018	12/31/2017
Net cash generated from (used in) operating activities	$9,395	$(474,835)
Net cash used in investing activities	$3,633,431	$231,438
Net cash generated from financing activities	$2,400,163	$681,083

Net Cash Generated from (Used In) Operating Activities

Net cash generated from operating activities was $9,395 for the nine months ended December 31, 2018, and consisted primarily of a net loss of $43,347,104, adjusted for amortization of intangible of $44,279, depreciation of property, plant and equipment of $183,289 and a one-time non-cash stock based compensation of $41,081,998, an increase in accrued liabilities and other payables of $856,593, an increase in commission liabilities of $1,489,999, an increase in deferred revenue of $4,038,460, offset by an increase in deposits, prepayments and other receivable of $3,385,254, an increase in amount due from related companies of $316,409, a decrease in account payables of $382,356 and a decrease in tax payable of $254,100.

Net cash used in operating activities was $474,835 for the nine months ended December 31, 2017, and consisted primarily of a net loss of $380,196, adjusted for amortization of intangible of $9,458 and depreciation of property, plant and equipment of $34,117, an increase in accrued liabilities and other payables of $149,209, an increase in tax payable of $21,547, offset by an increase in deposits, prepayments and other receivable of $6,480, an increase in amount due from related companies of $41,003, a decrease in account payables of $13,515 and a decrease in commission liabilities of $247,972.

Net Cash Used In Investing Activities

Net cash used in investing activities was $3,633,431 for the nine months ended December 31, 2018, and consisted primarily of purchases of property, plant and equipment of $3,487,021, intangible assets of $183,986 and cash received from acquisition of subsidiaries of $37,576. Net cash used in investing activities was $231,438 for the nine months ended December 31, 2017, and consisted solely of purchases of plant and equipment.

Net Cash Generated From Financing Activities

Net cash generated from financing activities for the nine months ended December 31, 2018, was $2,400,163 and consisted primarily of proceeds from the issuance of our securities of $160,362, proceeds from Eldee Tang, our Chief Executive Officer and director, of $21,292, proceed from finance lease $2,349,421, offset by repayment of a finance lease of $130,912,.

Net cash generated from financing activities for the nine months ended December 31, 2017, was $681,083 and consisted primarily of repayment to a director of $1,001,152, proceeds from a related party of $1,578,422, proceeds from finance lease of $104,281 and repayment of a finance lease of $468.

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Building	40 years
Leasehold improvements	3 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1- 3 years
Motor vehicle	2 years

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the nine months ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Period-end S$:US$1 exchange rate	1.3632	1.3365
Period average S$:US$1 exchange rate	1.3588	1.3686

•	Related parties

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2018, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

On October 1, 2018, we purchased a building subject to a sixty year leasehold located at 45 Ubi Crescent, Singapore 408590 to serve as our primary operational center. The four story building is approximately 13,000 square feet with a remaining lease term of thirty eight years. The purchase price of S$4,480,000 (approximately US$3,295,819) was financed by a loan with Ethoz Capital Limited in the principal amount of S$3,136,000 (approximately US$2,307,073) at an annual rate of 3.75%, payable over 120 months commencing October 1, 2018. The loan is personally guaranteed by our Chief Executive Officer and Director, Eldee Tang. The foregoing description of the loan is qualified in its entirety by reference to the Secured Term Loan Facility dated September 14, 2018, which is filed as Exhibit 10.4 to this Quarterly Report and incorporated herein by reference.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (3)
10.3	Lease Agreement, dated May 2, 2018, by and between Neo & Partners Global and Noble Vici Private Limited (3)
10.4	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd.*
10.5	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (3)
10.6	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (3)
10.7	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Lim Yee Chuan (3)
14	Code of Business Conduct and Ethics (4)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(4)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: February 19, 2019