Form 10-Q/A
period 2018-12-31
Noble Vici Group, Inc.
filed 2019-02-27
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q solely amends the “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 19, 2019. This Amendment No. 1 to Form 10-Q is being filed to include a brief discussion of our current business and future plans.

Except as described above, this Amendment No. 1 to Form 10-Q does not amend, update or change any other items or disclosures in the original filing and does not purport to reflect any information or events subsequent to the filing date of the original filing. As such, this amended Form 10-Q report speaks only as of the date the original filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the original filing to give effect to any subsequent events. Accordingly, this amended Form 10-Q should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the original filing, including any amendment to those filings.

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

Our current corporate structure is as below:

Our Operations and Future Plans

We are focused on providing users with innovative tools to live and interact in the modern mobile world through its ecosystem of IoT, Big Data, Blockchain and E-commerce products and services. We integrate blockchain technology with our E-commerce platform to connect consumers and merchants in a dynamic global marketplace via blockchain transactions. We onboard users, consumers and referrers through our Affiliate Incentivized Marketing (AIM) model while merchants are onboarded via our Merchant Incentivized Marketing (MIM) model. Some products and services offered in our ecosystem include procurement of discounted goods and services, referral reward system, mobile games and digital marketing, financial markets apps and a “Business Centre” within the same app. Our E-commerce platform not only offers users the ability to make online purchases, but also the convenience of an O2O (Online to Offline) platform whereby consumers can transact at a discount online while goods and services are distributed at a physical location. This drives traffic to the already weakened retail industry. The Business Centre within our ecosystem is offered through a mobile app and allows users to create their own referral platform within our ecosystem.

We are pursuing a plan of expansion and hope to achieve revenue growth through mass adoption by users and merchants of our platform/ecosystem. We seek to increase our user and merchant base through user incentive programs and brand awareness marketing programs, among other things. We expect to focus on users and merchants located in China and the Asia Pacific region in the foreseeable future. Similarly, we intend to seek corporate growth by listing our securities on a national exchange such as the Nasdaq Capital Markets in the future.

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

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (3)
10.3	Lease Agreement, dated May 2, 2018, by and between Neo & Partners Global and Noble Vici Private Limited (3)
10.4	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd. (5)
10.5	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (3)
10.6	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (3)
10.7	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Lim Yee Chuan (3)
14	Code of Business Conduct and Ethics (4)
21	List of Subsidiaries (5)
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(4)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.
(5)	Incorporated by reference from Exhibits to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 19, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: February 27, 2019