Form 10-K
period 2019-03-31
Noble Vici Group, Inc.
filed 2019-07-15
CIK 1500122

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Common Stock, $0.0001 par value

Title of each class

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at July 10, 2019
Common Stock, $.0001 par value per share	210,704,160 shares

The aggregate market value of the 66,204,372 shares of Common Stock of the registrant held by non-affiliates on March 31, 2019, the last business day of the registrant’s second quarter, computed by reference to the price at which such stock was last sold is $0.

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

General

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

History

As Advanced Ventures Corp., we acquired a patent (U.S. Patent Number: 6,743,209) (the “Patent”), for a catheter with a integral anchoring mechanism. During the second fiscal quarter of 2014, we elected to discontinue our business of exploiting the Patent and began to consider other business opportunities that may bring quicker and greater value to our stockholders. We initially considered entering into the business of trading precious metal bullion primarily in the Asia Pacific region. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our initial intended business operations.

Effective March 7, 2012, we increased the number of our authorized shares of common stock to three billion shares (3,000,000,000) and engaged in a forward stock split of our common shares whereby each one share of our common stock was split into fifteen shares of our common stock.

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

Change in Control to Current Business

On January 29, 2018, Eldee Tang entered into Share Sale Agreements with Kao Wei-Chen and three other shareholders and former affiliates of the Company to purchase up to 1,675,000,000 shares of the Company’s common stock at a per share purchase price of US$0.00008, for an aggregate price of US$134,000. On June 15, 2018, the Company effectuated a 1 for 1,000 reverse stock split whereby every 1,000 shares of the Company’s common stock were reduced to one share. The parties effectuated Mr. Tang’s purchase of 750,000 shares such securities (expressed on a post reverse split basis) effective June 15, 2018. Mr. Tang expects to purchase the balance of the 925,000 shares from Kao Wei-Chen, a former affiliate of the Company, in the near future. The foregoing description of the Share Sale Agreement with Kao Wei-Chen is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.

In connection with the contemplated change in control, on March 27, 2018, Lim Yew Chuan, the director, Chief Executive Officer, Chief Financial Officer and Secretary of Noble Vici Group, Inc. (the “Company”), resigned from all of his positions as director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Concurrently, Eldee Tang was appointed to serve as the Chief Executive Officer and Director of the Company, together with other members of the new management team.

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

Acquisition of NVPL, TDA and NDA

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

Issuance of shares to sales affiliates

On September 17, 2018, and September 25, 2018, we approved the issuance of Nine Million One Hundred Thirty Five Thousand Seven Hundred Ninety Four (9,135,794) shares and Five Hundred Sixty Seven Thousand Sixty-Four (567,064) shares of our common stock, par value $0.0001, respectively, representing a total of approximately 6.3% of our issued and outstanding common stock, at a per share price of One Dollars and Ninety Nine Cents (US $1.99), to approximately 460 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient executed a Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 months up to a maximum period of 66 months after the execution of such letter. For ease of administration, the recipients appointed Noble Infotech Limited (“NIL”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on October 18, 2018 to NIL. The securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. The foregoing description of the Stockholder Representation Letters is qualified in its entirety by reference to such agreements which are filed as Exhibit 10.3 to this Annual Report and are incorporated herein by reference.

On December 3, 2018, we approved the issuance of up to an aggregate of Ten Million Eight Hundred Thirty-Eight Thousand One Hundred Forty One (10,838,141) shares of our common stock, par value $0.0001, representing approximately 7.1% of our issued and outstanding common stock, at a per share price of Two Dollars (US $2.00), to about 690 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient was required to execute one of two standard forms of Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 or 24 months up to a maximum period of 72 months after the execution of such letter. For ease of administration, the recipients appointed Venvici Partners Limited (“VVP”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on January 4, 2019 to VVP. The securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. The foregoing description of the Stockholder Representation Letters and Trustee Appointment Letter is qualified in its entirety by reference to such agreements which are filed as Exhibits 10.4 and 10.5 to this Annual Report and are incorporated herein by reference.

On March 11, 2019, our Board of Directors, approved the issuance of up to an aggregate of Fifteen Million (15,000,000) shares of our common stock, par value $0.0001, representing approximately 8.4% of our issued and outstanding common stock (collectively, the “Shares”), at a per share price of Two Dollars (US $2.00), to about 700 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient was required to execute one of two standard forms of Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 months up to a maximum period of 66 months after the execution of such letter. For ease of administration, the recipients appointed VVP as nominee to hold, manage, administer and effectuate the distribution of the Shares upon the expiration of the applicable restricted periods. For so long as VVP is the stockholder of record of the Shares, VVP shall serve as the attorney in fact to vote such Shares at any annual, special or other meeting of the stockholders of the Company, and at any adjournment or adjournments thereof, or pursuant to any consent in lieu of a meeting or otherwise, with respect to any matter that may be submitted for a vote of stockholders of the Company. The securities will be issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. The foregoing description of the Stockholder Representation Letters and Trustee Appointment Letter is qualified in its entirety by reference to such agreements which are filed as Exhibit 10.6 and 10.7 to this Annual Report and are incorporated herein by reference.

On March 19, 2019, we registered Twenty-One Million Four Hundred Eighty Thousand (21,480,000) shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), the amount of shares issuable under the Merchant Acquisition Agreement between the Company and the certain consultants and Ten Million (10,000,000) shares of Common Stock, the amount of shares issuable under the Consulting Agreement between the Company and a vendor. The Consultants were engaged for the onboarding services into our V-More ecosystem for the Merchants in Greater China Region, while the Vendor was engaged for fulfilment of our customers through the arranged online platform and related digital offerings. The securities are registered pursuant to the Form S-8 Registration Statement. The foregoing description of the Merchant Acquisition Agreements and the Consulting Agreement is qualified in its entirety by reference to such agreements which are filed as Exhibits 10.8 through and including 10.11 to this Annual Report and are incorporated herein by reference.

Reorganization of UB45, Ventrepreneur (SG), AIM System and VMore Merchants

On September 17, 2018, NVGI acquired from Eldee Tang, our Chief Executive Officer and Director, 100% of UB45 Private Limited, a private limited company organized under the laws of Singapore (“UB45”), that had no existing business, assets or liabilities.

In January and May 2019, we completed a series of reorganizations pursuant to which we reorganized UB45, Ventrepreneur (SG) Private Limited, a private limited company formed under the laws of Singapore (“VESG”), AIM System Private Limited (“AIM”) and VMore Merchants Private Limited (“VM”) into NVGI. Prior to the reorganization:

•	UB45 was a company with the operation office building as its main primary asset that was wholly owned by NVGI;
•	VESG was a subsidiary of Venvici Private Limited (“VVPL”) with nominal assets and liabilities;
•	AIM was formed for the purpose of providing Customer Relation Management system for V-More customers and had nominal assets and liabilities; and
•	VM was formed for providing merchants onboarding services into our V-More ecosystem and had nominal assets and liabilities.

Prior to the reorganization, AIM and VM were owned by our non-affiliate shareholders, Chia Poh Wah Jason and Desmond Tan Ching Teck respectively.

Corporate Structure

As of July 12, 2019, our corporate structure is below:

Entry into a Material Definitive Agreement

On April 1, 2019, we entered into a binding Memorandum of Understanding (the “Elusyf MOU”) with Eldee Wai Chong Tang, our Chief Executive Officer and Director, whereby we agreed to reorganize Elusyf Global Private Limited, a Singapore corporation (“EGPL”), into the Company in accordance with the terms of the Elusyf MOU. Upon the consummation of such reorganization, EGPL will become a 51% owned subsidiary of the Company. EGPL is engaged in the business of marketing and distribution of health and beauty products, such as Elusyf Mitos Activa and Cell Activa Phytomask, among other offerings, through its wide network of channels. Mr. Tang owns Fifty-Nine Thousand Nine Hundred Eighty (59,980) ordinary shares of EGPL, representing 51% of the issued and outstanding securities of EGPL The foregoing description of the Elusyf MOU is qualified in its entirety by reference to such Elusyf MOU which is filed as Exhibit 10.12 to this Annual Report and are incorporated herein by reference.

On June 17, 2019, we entered into a binding Memorandum of Understanding (the “Kootoro MOU”) with Kootoro Vietnam Inc., a limited liability company organized under the laws of Vietnam (“KVI”), whereby the parties agreed to form a strategic partnership to expand V-More’s footprint and ecosystem into Vietnam. The Partnership will be exclusive subject to the achievement of mutually agreeable milestones. KVI is engaged in the business of managing the distribution and payment of goods through a nationwide network of vending machines and payment gateway to Vietnam. The foregoing description of the Kootoro MOU is qualified in its entirety by reference to such Kootoro MOU which is filed as Exhibit 10.13 to this Annual Report and are incorporated herein by reference.

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

We are pursuing a plan of expansion and hope to achieve revenue growth through mass adoption by users and merchants of our platform/ecosystem. We seek to increase our user and merchant base through user incentive programs and brand awareness marketing programs, among other things. We expect to focus on users and merchants located in China and the Asia Pacific region in the foreseeable future. Similarly, we intend to seek corporate growth by listing our securities on a national exchange such as the Nasdaq Capital Markets in the future. There can be no assurance, however, that we will be able to successfully grow our revenues or list our securities on a national exchange in the future, if ever.

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

Intellectual Property

We continue to own the rights, title and interests in Patent for a receptacle catheter with integral anchoring means, which Patent is associated with our former business. The Patent was issued on September 1, 2004 and will expire on September 6, 2022. We do not expect to exploit this Patent in the near future.

Employees

As of July 12, 2019, we have the following employees:

Executive Officer	2
Service Representative	4
Tech Development Staff	3
Sales & Marketing Staff	5
Administration Staff	4
Legal and Compliance	1
Finance	5
Total	24

All of our employees are located in Singapore. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Singapore. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $162,944 and $77,639, for the years ended March 31, 2019, and 2018, respectively.

Available Information: Access to all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is provided, free of charge, on our website (www.noblevici.com) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.

Pacific Stock Transfer Company located at 6725 Via Austi Pkwy, Suite 300, Las Vega, Nevada 89119, telephone number (800) 785-7782, facsimile (702) 433-1979, serves as our stock transfer agent.

ITEM 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. Properties.

Our principal office is located at 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616. This service office is subjected to one year service agreement pursuant to which we are permitted to use the service office space for a period of one year at a monthly rate of S$24,000, or approximately US$17,778. The service office agreement expired on May 31, 2019. We are in discussions with the service provider regarding the extension on the use of the service office. The foregoing description of the service office usage is qualified in its entirety by reference to the Service Agreement dated May 2, 2018, which is filed as Exhibit 10.14 to this Annual Report and incorporated herein by reference.

On October 1, 2018, we purchased a building subject to a sixty year leasehold located at 45 Ubi Crescent, Singapore 408590 to serve as our primary operational center. The four story building is approximately 13,000 square feet with a remaining lease term of thirty eight years. The purchase price of S$4,480,000 (approximately US$3,295,819) was financed by a loan with Ethoz Capital Limited in the principal amount of S$3,136,000 (approximately US$2,307,073) at an annual rate of 3.75%, payable over 120 months commencing October 1, 2018. The loan is personally guaranteed by our Chief Executive Officer and Director, Eldee Tang. The foregoing description of the loan is qualified in its entirety by reference to the Secured Term Loan Facility dated September 14, 2018, which is filed as Exhibit 10.15 to this Annual Report and incorporated herein by reference.

On January 19, 2019, we opened a branch office in Taiwan to service merchants and customers of our online platform, V-more, located within the Greater China Region. Our Taiwan branch office also oversees the sales operation of the sales affiliates in China. The Taiwan branch office is currently operated through our subsidiary VESG. The Taiwan branch office is a party to a lease agreement, a summary of which is as follows:

Name of Branch	Ventrepreneur (SG) Private Limited, Taiwan Branch
Office Addresss	282 Zheng Bei Road 2, Level 5 Unit 3, Xitun District, Taichung, Taiwan
Tenancy Period	December 1, 2018 to November 30, 2020
Premises Size	Approximately 3,000 square feet
Yearly Lease Amount	US$37,473 for Taiwan branch

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

Quarterly period	High	Low
Fiscal year ended March 31, 2019:
Fourth Quarter	$2.00	$2.00
Third Quarter	$2.00	$2.00
Second Quarter	$2.00	$2.00
First Quarter	$1.10	$0.05
Fiscal year ended March 31, 2018:
Fourth Quarter	$1.10	$1.10
Third Quarter	$1.10	$1.10
Second Quarter	$1.10	$1.10
First Quarter	$1.10	$0.05

(b) Approximate Number of Holders of Common Stock

As of July 10, 2019, there were approximately 58 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c) Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d) Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	31,480,000	–	21,480,000
Total	31,480,000	–	21,480,000

(1)	Represents shares of the Company’s common stock to be issued to: (i) Frank Chia Kok Meng, Lew Chuen Cheah and Yang Shang Yue (the “Consultants”) pursuant to V-More Merchant Acquisition Agreements between the Company and each of the Consultants; and (ii) Sukullayanee Suwunnavid (the “Digital Consultant”) pursuant to that certain Consulting Agreement between the Company and the Digital Consultant.

V-More Merchant Acquisition Agreements

On March 19, 2019, we entered into a V-More Merchant Acquisition Agreement with each of the Consultants pursuant to which each Consultant agreed to provide certain services related to the identification, due diligence, acquisition and retention of potential merchants in certain designated territories for inclusion in our V-More platform. As consideration for these services, each Consultant received up to an aggregate of Fourteen Million Three Hundred Twenty Thousand (14,320,000) shares of our common stock, for an aggregate of up to Forty-Two Million Nine Hundred Sixty Thousand (42,960,000) shares of our common stock, subject to the achievement of certain performance milestones and certain clawback rights. We registered Twenty-One Million Four Hundred Eighty Thousand (21,480,000) shares of the amount of shares issuable under the V-More Merchant Acquisition Agreement on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019. The foregoing description of the V-More Merchant Acquisition Agreements is qualified in its entirety by reference to the V-More Merchant Acquisition Agreements dated March 19, 2019, which are filed as Exhibits 10.8, 10.9 and 10.10 to this Annual Report and incorporated herein by reference.

Consulting Agreement

During the period from March 19, 2019 till September 30, 2019, one of V-More’s merchants and vendors, Fame Reserve Limited, a subcontractor of Ms. Sukullayanee Suwunnavid (the “Digital Consultant”), which distributes digital vouchers, ran a promotion through our V-More platform to promote and sell their digital vouchers (the “Promotion”). In connection with the Promotion, we entered into a Consulting Agreement with the Digital Consultant pursuant to which the Digital Consultant agreed to supply their digital vouchers and services to our customers, including without limitation, order fulfilment services with respect to orders from our customers received through the Digital Consultant’s online platform and its related digital offerings. We issued Ten Million (10,000,000) shares of the Corporation’s Common Stock, par value $0.0001 (the “Shares”), at a per share price of US$2.00, as payment in full for the digital vouchers, Services and the satisfaction of all of our obligations to the Digital Consultant with respect to such products and services. These securities were registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the Consulting Agreement dated March 19, 2019, which is filed as Exhibit 10.11 to this Annual Report and incorporated herein by reference.

(e) Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended March 31, 2019, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2019, and 2018. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “US$” refer to the legal currency of the United States. References to “Singapore Dollars” or “S” are to the Singapore Dollar, the legal currency of Singapore. Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

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

History

As Advanced Ventures Corp., we acquired a patent (U.S. Patent Number: 6,743,209) (the “Patent”), for a catheter with a integral anchoring mechanism. During the second fiscal quarter of 2014, we elected to discontinue our business of exploiting the Patent and began to consider other business opportunities that may bring quicker and greater value to our stockholders. We initially considered entering into the business of trading precious metal bullion primarily in the Asia Pacific region. Therefore, effective January 6, 2014, we changed our name to “Gold Union Inc.” to more adequately reflect our initial intended business operations.

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

Change in Control to Current Business

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

In connection with the contemplated change in control, on March 27, 2018, Lim Yew Chuan, the director, Chief Executive Officer, Chief Financial Officer and Secretary of Noble Vici Group, Inc. (the “Company”), resigned from all of his positions as director, Chief Executive Officer, Chief Financial Officer and Secretary of the Company. Concurrently, Eldee Tang was appointed to serve as the Chief Executive Officer and Director of the Company, together with other members of the new management team.

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

Acquisition of NVPL, TDA and NDA

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

On December 3, 2018, we approved the issuance of up to an aggregate of Ten Million Eight Hundred Thirty-Eight Thousand One Hundred Forty One (10,838,141) shares of our common stock, par value $0.0001, representing approximately 7.1% of our issued and outstanding common stock, at a per share price of Two Dollars (US $2.00), to about 690 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient was required to execute one of two standard forms of Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 or 24 months up to a maximum period of 72 months after the execution of such letter. For ease of administration, the recipients appointed Venvici Partners Limited (“VVP”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on January 4, 2019 to VVP. The securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

On March 11, 2019, our Board of Directors, approved the issuance of up to an aggregate of Fifteen Million (15,000,000) shares of our common stock, par value $0.0001, representing approximately 8.4% of our issued and outstanding common stock (collectively, the “Shares”), at a per share price of Two Dollars (US $2.00), to about 700 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient was required to execute one of two standard forms of Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 months up to a maximum period of 66 months after the execution of such letter. For ease of administration, the recipients appointed Venvici Partners Limited (“VVP”) as nominee to hold, manage, administer and effectuate the distribution of the Shares upon the expiration of the applicable restricted periods. For so long as VVP is the stockholder of record of the Shares, VVP shall serve as the attorney in fact to vote such Shares at any annual, special or other meeting of the stockholders of the Company, and at any adjournment or adjournments thereof, or pursuant to any consent in lieu of a meeting or otherwise, with respect to any matter that may be submitted for a vote of stockholders of the Company. The securities will be issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

V-More Merchant Acquisition Agreements

On March 19, 2019, we entered into a V-More Merchant Acquisition Agreement with each of the Consultants pursuant to which each Consultant agreed to provide certain services related to the identification, due diligence, acquisition and retention of potential merchants in certain designated territories for inclusion in our V-More platform. As consideration for these services, each Consultant received up to an aggregate of Fourteen Million Three Hundred Twenty Thousand (14,320,000) shares of our common stock, for an aggregate of up to Forty-Two Million Nine Hundred Sixty Thousand (42,960,000) shares of our common stock, subject to the achievement of certain performance milestones and certain clawback rights. We registered Twenty-One Million Four Hundred Eighty Thousand (21,480,000) shares of the amount of shares issuable under the V-More Merchant Acquisition Agreement on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019. The foregoing description of the V-More Merchant Acquisition Agreements is qualified in its entirety by reference to the V-More Merchant Acquisition Agreements dated March 19, 2019, which are filed as Exhibits 10.8, 10.9 and 10.10 to this Annual Report and incorporated herein by reference.

Consulting Agreement

During the period from March 19, 2019 till September 30, 2019, one of V-More’s merchants and vendors, Fame Reserve Limited, a subcontractor of Ms. Sukullayanee Suwunnavid (the “Digital Consultant”), which distributes digital vouchers, ran a promotion through V-More platform to promote and sell their digital vouchers (the “Promotion”). As a consideration for purchasing these vouchers for the promotion, the Board approved the issuance of up to an aggregate of Ten Million (10,000,000) shares of our common stock, par value $0.0001, of our issued and outstanding common stock, at a per share price of Two Dollars (US$2.00).

In connection to the Promotion, we entered into a Consulting Agreement with pursuant to which the Digital Consultant agreed to supply certain digital offerings and services to our customers, including without limitation, order fulfilment services with respect to orders from our customers received through the Digital Consultant’s online platform and its related digital offerings. We issued Ten Million (10,000,000) shares of the Corporation’s Common Stock, par value $0.0001 (the “Shares”), at a per share price of US$2.00, as payment in full for the Services and the satisfaction of all of our obligations to the Digital Consultant with respect to such services. These securities were registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the V-Consulting Agreement dated March 19, 2019, which is filed as Exhibit 10.11 to this Annual Report and incorporated herein by reference.

On March 19, 2019, we registered Twenty One Million Four Hundred Eighty Thousand (21,480,000) shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), the amount of shares issuable under the Merchant Acquisition Agreement between the Company and the certain consultants and Ten Million (10,000,000) shares of Common Stock, the amount of shares issuable under the Consulting Agreement between the Company and a vendor as described previously. The Consultants were engaged for the onboarding services into our V-More ecosystem for the Merchants in Greater China Region, while the Vendor was engaged for fulfilment of our customers through the arranged online platform and related digital offerings. The securities are registered pursuant to the Form S-8 Registration Statement.

Reorganization of UB45, Ventrepreneur (SG), AIM System and Vmore Merchants

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

On May 7, 2019, we also completed a series of reorganizations pursuant to which we reorganized AIM System Private Limited (“AIM”) and Vmore Merchants Private Limited (“VM”), both a private limited company formed under the laws of Singapore, as direct wholly-owned subsidiaries under NVPL. Previously, AIM and VM were owned by our non-affiliate shareholders, Chia Poh Wah Jason and Desmond Tan Ching Teck respectively. Prior to the reorganization, AIM was formed for the purpose of providing Customer Relation Management system for V-More customers and VM was formed for providing merchants onboarding services into our V-More ecosystem. Each of AIM and VM had no business, assets or liabilities prior to the reorganization.

Entry into a Material Definitive Agreement

On April 1, 2019, we entered into a binding Memorandum of Understanding (the “Elusyf MOU”) with Eldee Wai Chong Tang, our Chief Executive Officer and Director, whereby we agreed to reorganize Elusyf Global Private Limited, a Singapore corporation (“EGPL”), into the Company in accordance with the terms of the Elusyf MOU. Upon the consummation of such reorganization, EGPL will become a 51% owned subsidiary of the Company. EGPL is engaged in the business of marketing and distribution of health and beauty products, such as Elusyf Mitos Activa and Cell Activa Phytomask, among other offerings, through its wide network of channels. Mr. Tang owns Fifty-Nine Thousand Nine Hundred Eighty (59,980) ordinary shares of EGPL, representing 51% of the issued and outstanding securities of EGPL The foregoing description of the Elusyf MOU is qualified in its entirety by reference to such Elusyf MOU which is filed as Exhibit 10.12 to this Annual Report and are incorporated herein by reference.

On June 17, 2019, we entered into a binding Memorandum of Understanding (the “Kootoro MOU”) with Kootoro Vietnam Inc., a limited liability company organized under the laws of Vietnam (“KVI”), whereby the parties agreed to form a strategic partnership to expand V-More’s footprint and ecosystem into Vietnam. The Partnership will be exclusive subject to the achievement of mutually agreeable milestones. KVI is engaged in the business of managing the distribution and payment of goods through a nationwide network of vending machines and payment gateway to Vietnam. The foregoing description of the Kootoro MOU is qualified in its entirety by reference to such Kootoro MOU which is filed as Exhibit 10.13 to this Annual Report and are incorporated herein by reference.

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

We are pursuing a plan of expansion and hope to achieve revenue growth through mass adoption by users and merchants of our platform/ecosystem. We seek to increase our user and merchant base through user incentive programs and brand awareness marketing programs, among other things. We expect to focus on users and merchants located in China and the Asia Pacific region in the foreseeable future. Similarly, we intend to seek corporate growth by listing our securities on a national exchange such as the Nasdaq Capital Markets in the future. There can be no assurance, however, that we will be able to successfully grow our revenues or list our securities on a national exchange in the future, if ever.

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

Results of Operations

Comparison of the year ended March 31, 2019 and March 31, 2018

The following table sets forth certain operational data for the year ended March 31, 2019, compared to the year ended March 31, 2018:

The following table sets forth certain operational data for the year ended March 31, 2019 and 2018:

	Year ended March 31,
	2019	2018
Net Revenue	$8,626,718	$3,623,980
Cost of revenue	$(2,570,143)	$(832,390)
Gross profit (loss)	$6,056,575	$2,791,590
Operating expenses:
Sales and marketing expense	$898,407	$1,118,310
General and operating expenses	$3,665,106	$1,433,134
Total operating expenses*	$(4,563,513)	$(2,551,444)
(Loss) income from operations*	$1,493,062	$240,146
(Loss) income before income taxes*	$(497,213)	$279,726
NET (LOSS) / INCOME*	$(681,488)	$246,632
Stock based compensation	$(123,009,343)	–
NET (LOSS) / INCOME (INCLUDING STOCK BASED COMPENSATION)	$(123,690,831)	$246,632

*Excluding one-time, non-cash Stock based compensation

Net Revenue. We generated net revenue of $8,626,718 and $3,623,980 for the year ended March 31, 2019 and 2018, respectively. For the fiscal year ended March 31, 2018, 94% of our net revenue were attributable to sales of our Cordyceps and Cerfrion products with Cordyceps and Cerfrion accounting for approximately 62% and 32% of net revenue respectively. The balance of net revenues consisted of sales of mobile games and commission incentive, subscription income, service fee income and new membership proceeds. For the year ended March 31, 2019, 15% of our net revenue were attributable to sales of our Cerfrion and Cordyceps. Sales from V-More ecommerce in Malaysia and Indonesia contributed 55% and 13% to our net revenue respectively. The balance of net revenues consisted of mainly of administrative charges and service income.

In the near future, we expect to shift our focus from sales of Cerfrion and Cordyceps to enhancing our cross border sales channels via our V-More platform. We expect our V-more platform to account for an increasing share of our future revenues in the future.

For the year ended March 31, 2019 and 2018, the following geographic regions accounted for 10% or more of our total net revenues:

Country	March 31, 2019	March 31, 2018
Singapore	11%	34%
Malaysia	55%	0%
Indonesia	13%	0%
Greater China Region	15%	62%
Rest of the World	6%	4%
Total	100%	100%

For the year ended March 31, 2019 and 2018, no customers accounted for 10% or more of our total net revenues.

Key Performance Indicators: Gross Cash Receipts, Supplier Product & Logistics Allowance and Commission Payout.

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

The following describes the relationship between our key performance indicators and US GAAP reporting:

	Year ended March 31,
	2019	2018
Gross Cash Receipts	$35,392,801	$28,379,893
Less: Undelivered items	$(5,138,454)	$(3,829,812)
Less: Supplier’s product & logistics allowances	$(8,953,825)	$(8,969,568)
Less: Commission payout	$(13,431,260)	$(12,178,312)
Net Cash Receipts	$7,869,262	$3,402,201

Other Sales	$757,456	$221,779

Net Revenue	$8,626,718	$3,623,980

For the year ended March 31, 2019, our Gross Cash Receipts net of sales was $35,392,801, representing a 25% year-on-year increase from $28,379,893 for the same period ended 2018. This was attributed to change in product and offering mix from sale of Cordyceps in China to sales from our V-More ecommerce platform. Our customers’ orders are fulfilled on a first in, first out basis over each month. Currently, we have yet to deliver $5,138,454 of products. We hope to progressively fulfill these backorders over the next three months.

Our Supplier Product & Logistics Allowances for the year ended March 31, 2019 and 2018 were $8,953,825 and $8,969,568 respectively. This represents a marginal change year-on-year. These were mainly attributable to the sale of Cordyceps in China which are primarily distributed through Resellers.

Commission Payout for the year ended March 31, 2019 was $13,431,260 as compared to $12,178,312 for the year ended March 31, 2018. The increase in Commission Payout was due to increased sales from V-More in Malaysia and Indonesia.

For the year ended March 31, 2019, other sales of $757,456 consisted mainly of service fee income and management fee income as compared to $221,779 for the same period of 2018 where other sales consisted primarily of service fee income.

Major Vendors.

	Year Ended March 31, 2019
Vendors	Purchase	Accounts Payable
Vendor B	$385,955	$–

For the year ended March 31, 2019, this is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor B) accounted for 15% of the Company’s purchase amounting to $385,955 with $0 of accounts payable.

	Year Ended March 31, 2018
Vendors	Purchase	Accounts Payable
Vendor B	$378,136	$109,478

For the year ended March 31, 2018, there is one single vendor (Vendor B) representing more than 10% of the Company’s purchase. This vendor (Vendor B) accounted for 45% of the Company’s purchase amounting to $378,136, with $109,478 of accounts payable.

Gross Profit. We achieved a gross profit of $6,056,575 and $2,791,590 for the year ended March 31, 2019, and 2018, respectively. The increase in gross profit is primarily attributable to the increase in business and a gradual shift in business focus from Cordyceps and Cerfrion product sales to V-More ecommerce growth in Malaysia and Indonesia.

Operating Expenses. During the year ended March 31, 2019, and 2018, we incurred operating expenses (excluding stock based compensation) of $4,563,513 and $2,551,444 respectively. The increase in operating expenses is primarily attributable to an increase in in our manpower resources to support our increased business and shift in business focus and increased professional fees incurred in connection with being a smaller reporting company, offset by decreased sales and marketing expenses resulting from the consolidation of our group marketing resources.

Net Income (Loss) (excluding stock based compensation). We recorded a net loss of $681,488 and a net income of $246,632 for the year ended March 31, 2019, and 2018, respectively. The net loss is primarily due to impairment loss on goodwill of $2,036,948, that resulted from the previous acquisition of The Digital Agency Private Limited and Noble Digital Apps Sendirian Berhad. We hope to make progressive changes to our business model over the next few months to further improve our net income.

Stock Based Compensation. During the year ended March 31, 2019, we incurred a one-time, non-cash stock based compensation charge of $123,009,343 through an aggregate issuance of 61,504,672 shares of our common stock, at a market value of $2 per share. The issuance of 35,540,999 shares of our common stock was made to about 1850 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates, 21,480,000 shares of our common stock was made to consultants for merchant acquisition in China V-More and 4,483,673 shares of our common stock were issued to our vendor for fulfillment of the vendor’s promotional digital offerings to our customers. We also recorded a deferred compensation in our stockholders’ equity of $10,936,760 which primarily consisted of unvested shares that were issued to our digital consultant pursuant to the V-Consulting Agreement in connection to the supply of certain digital offerings and services to our customers, including without limitation, order fulfilment services with respect to orders from our customers received through the Digital Consultant’s online platform and its related digital offerings.

No stock based compensation was incurred during the year ended March 31, 2018.

Net Income (Loss) (including stock based compensation). We recorded a net loss of $123,690,831 and a net income of $246,632 for the year ended March 31, 2019, and 2018, respectively. The increase in the net loss is primarily due to a one-time, non-cash stock based compensation charge of $123,009,343 to affiliates, consultants and fulfillment through our digital consultant vendor.

Liquidity and Capital Resources

As of March 31, 2019, we had current assets of $10,037,370 and current liabilities of $12,264,637. Our current assets consisted of $691,331 of cash and cash equivalents, $6,145,460 of accounts receivable, purchase deposits of $2,600,732, an amount due from a third party of $221,327, $361,884 of deposits, prepayment and other receivables, and inventories of $16,636. Our current liabilities consisted of $1,617,855 of commission liabilities, $8,979,352 of deferred revenue, $964,001 of accrued liabilities and other payables, $91,483 of amount due to Eldee Tang, our Chief Executive Officer and Director, $280,317 of amount due to related party consisting of unsecured non-interest bearing advances from our shareholder Ms. Kao Wei-Chen, $84,672 of tax payable and $246,957 of finance lease. We also recorded a deferred compensation in our stockholders’ equity of $10,936,760 which primarily consisted of unvested shares that were issued to our digital consultant pursuant to the V-Consulting Agreement in connection to the supply of certain digital offerings and services to our customers, including without limitation, order fulfilment services with respect to orders from our customers received through the Digital Consultant’s online platform and its related digital offerings.

As of March 31, 2018, we had current assets of $3,549,885 and current liabilities of $5,659,288. Our current assets consisted of $1,536,980 of cash and cash equivalents, purchase deposits of $1,463,151 and an amount due from a third party of $228,875 and $320,879 of deposits, prepayment and other receivables. Our current liabilities consisted of $417,811 of account payables, $428,158 of commission liabilities, $3,962,773 of deferred revenue, $361,586 of accrued liabilities and other payables, $69,069 of amount due to Eldee Tang, our Chief Executive Officer and Director, $335,546 of tax payable and $84,345 of finance lease.

We had accumulated deficits of $125,141,278 and $1,131,214 as of March 31, 2019 and March 31, 2018, respectively. The increase in accumulated deficit is mainly due to a one-time, non-cash stock based compensation of $123,009,343 to about 1850 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates, merchant acquisition consultants and digital offerings consultant.

Related Party Transactions

From time to time, our shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds are due on demand. As of March 31, 2019 and March 31, 2018, Ms. Kao Wei-Chen, our former affiliate, advanced $280,317, all of which is outstanding.

During the year ended March 31, 2019, and 2018, we made payments to the related parties as follow:

	March 31, 2019	March 31, 2019
Vendor	Amount for the year	Accounts Payable
WMI Holdings Private Limited	$263,548	$–
WMI Enterprise Private Limited	$–	$–
GToken Private Limited	$82,882	$–
GToken Limited	$460,115	$–

	March 31, 2018	March 31, 2018
Vendor	Amount for the year	Accounts Payable
WMI Holdings Private Limited	$151,452	$–
WMI Enterprise Private Limited	$106,476	$–
GToken Private Limited	$108,496	$–
GToken Limited	$50,871	$–

Eldee Tang, our Chief Executive Officer and Director, owns 66.5% of WMI Holdings Private Limited and 50% of WMI Enterprise Private Limited. Eldee Tang also owns 10% of Gtoken Limited and 9.2% of Gtoken Private Limited.

From time to time, Eldee Tang, our Chief Executive Officer and Director, advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant. As of March 31, 2019 and 2018 the Company owed Eldee Tang a balance of $91,483 and $69,069 respectively.

	Year ended
	3/31/2019	3/31/2018
Net cash generated from (used in) operating activities	$688,656	$3,250,537
Net cash generated from (used in) investing activities	$(3,770,863)	(268,417)
Net cash generated from (used in) financing activities	$2,626,180	$(1,786,526)

Net Cash Generated from (Used In) Operating Activities

Net cash generated from operating activities was $688,656 for the year ended March 31, 2019, and consisted primarily of a net loss of $123,690,831, adjusted for amortization of intangible of $278,480, depreciation of property, plant and equipment of $185,392, impairment loss on goodwill of $2,036,948, a gain on disposal of property, plant and equipment of $54,582 and a one-time non-cash stock based compensation of $123,009,343, an increase in accrued liabilities and other payables of $613,288, an increase in commission liabilities of $1,201,758, an increase in deferred revenue of $5,138,455, offset by an increase in account receivable of $6,134,950, an increase in purchase deposit of $1,183,802, an increase in deposits, prepayments and other receivables of $51,496, increase in inventories of $16,608, a decrease in account payables of $403,341 and a decrease in income tax payable of $239,398.

Net cash generated from operating activities was $3,250,537 for the year ended March 31, 2018, and consisted primarily of a net income of $246,632, adjusted for amortization of intangible of $12,725 and depreciation of property, plant and equipment of $61,674, an decrease in amount due from related companies of $12,888, an increase in account payables of $374,098, an increase in accrued liabilities and other payables of $227,613, an increase in deferred revenue of $3,829,812, an increase in tax payable of $280,658, offset by an increase in purchase deposit of $1,414,059, an increase in deposits, prepayments and other receivables of $31,941, and a decrease in commission liabilities of $349,563.

Net Cash Used In Investing Activities

Net cash used in investing activities was $3,770,863 for the year ended March 31, 2019, and consisted primarily of the proceed from disposal of property, plant and equipment of $184,124, purchases of property, plant and equipment of $3,808,439, purchase of intangible assets of $184,124 and cash received from acquisition of subsidiaries of $37,576. Net cash used in investing activities was $268,417 for the year ended March 31, 2018, and consisted solely of purchases of plant and equipment.

Net Cash Generated From (Used In) Financing Activities

Net cash generated from financing activities for the year ended March 31, 2019 was $2,626,180 and consisted primarily of proceeds from the issuance of our securities of $152,726, proceeds from Eldee Tang, our Chief Executive Officer and director of $24,649, proceed from related parties of $279,837 and proceed from finance lease $2,168,968.

Net cash used in financing activities for the year ended March 31, 2018 was $1,786,526 and consisted primarily of repayment to a director of $1,010,637, a repayment to a third party of $221,195, repayment to related parties of $632,434, proceeds from finance lease of $77,740.

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

NOBLE VICI GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors and of

NOBLE VICI GROUP, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Noble Vici Group, Inc. and Subsidiaries (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ equity (deficit) for each of the two years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, as of March 31, 2019, the Company suffered from an accumulated deficit of $125,141,278 and working capital deficit of $2,227,267. Management’s plans in regard to this matter are described in Note 2.

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

/s/ HKCM CPA & Co.

Certified Public Accountants

(Predecessor firm: HKCMCPA Company Limited)

We have served as the Company's auditor since 2015.

Hong Kong, China

July 12, 2019

NOBLE VICI GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2019	March 31, 2018
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$691,331	$1,536,980
Accounts receivable	6,145,460	–
Purchase deposits	2,600,732	1,463,151
Amount due from a third party	221,327	228,875
Deposits, prepayment and other receivables	361,884	320,879
Inventories	16,636	–

Total current assets	10,037,370	3,549,885

Non-current assets:
Intangible assets, net	566,262	696,479
Property, plant and equipment, net	3,754,685	250,736

TOTAL ASSETS	$14,358,317	$4,497,100

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$–	$417,811
Commission liabilities	1,617,855	428,158
Deferred revenue	8,979,352	3,962,773
Accrued liabilities and other payables	964,001	361,586
Amount due to a director	91,483	69,069
Amount due to related party	280,317	–
Income tax payable	84,672	335,546
Current portion of obligations under finance leases	246,957	84,345

Total current liabilities	12,264,637	5,659,288

Long-term liabilities:
Obligations under finance leases	2,008,708	1,466

TOTAL LIABILITIES	14,273,345	5,660,754

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value 210,704,160 and 140,000,000 shares issued and outstanding as of March 31, 2019 and 2018, respectively	21,070	14,000
Additional paid up capital	136,227,920	–
Deferred compensation	(10,936,760)	–
Accumulated other comprehensive loss	20,089	(46,440)
Accumulated losses	(125,141,278)	(1,131,214)
Total NVGI stockholders’ equity (deficit)	191,041	(1,163,654)
Non-controlling interest	(106,069)	–

Total equity (deficit)	84,972	(1,163,654)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,358,317	$4,497,100

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2019	2018

REVENUE, NET	$8,626,718	$3,623,980

Cost of goods sold	(2,570,143)	(832,390)

Gross profit	6,056,575	2,791,590

Operating expenses:
Sales and marketing	898,407	1,118,310
General and administrative	3,665,106	1,433,134
Stock-based compensation	123,009,343	–
Total operating expenses	127,572,856	2,551,444

(LOSS) INCOME FROM OPERATIONS	(121,516,281)	240,146

Other (expense) income:
Interest income	32	–
Interest expense	(47,323)	(1,547)
Impairment loss on goodwill	(2,036,948)	–
Government subsidy income	1,146	25,086
Sundry income	92,818	16,041
Total other (expense) income	(1,990,275)	39,580

(LOSS) INCOME BEFORE INCOME TAXES	(123,506,556)	279,726

Income tax expense	(184,275)	(33,094)

NET (LOSS) INCOME	$(123,690,831)	$246,632

Other comprehensive income:
– Foreign currency translation loss	66,529	(79,396)

COMPREHENSIVE (LOSS) INCOME	$(123,624,302)	$167,236

Net (loss) income per share:
– Basic and diluted	$(0.80)	$0.00

Weighted average common shares outstanding:
– Basic and diluted	153,879,552	140,000,000

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2019	2018

Cash flow from operating activities:
Net (loss) income before income tax	$(123,690,831)	$246,632
Adjustments for:
Amortization of intangible assets	278,480	12,725
Depreciation of property, plant and equipment	185,392	61,674
Impairment loss on goodwill	2,036,948	–
Gain on disposal of property, plant and equipment	(54,582)	–
Stock-based compensation	123,009,343	–

Change in operating assets and liabilities:
Accounts receivable	(6,134,950)	–
Purchase deposit	(1,183,802)	(1,414,059)
Deposits, prepayment and other receivables	(51,496)	(31,941)
Amounts due from related companies	–	12,888
Inventories	(16,608)	–
Accounts payable	(403,341)	374,098
Accrued liabilities and other payables	613,288	227,613
Commission liabilities	1,201,758	(349,563)
Deferred revenue	5,138,455	3,829,812
Tax payable	(239,398)	280,658
Cash generated from operating activities	688,656	3,250,537

Cash flow from investing activities:
Proceed from disposal of property, plant and equipment	184,124	–
Purchase of property, plant and equipment	(3,808,439)	(268,417)
Purchase of intangible assets	(184,124)	–
Cash from acquisition of subsidiaries	37,576	–

Net cash used in investing activities	(3,770,863)	(268,417)

Cash flow from financing activities:
Proceeds from shareholders	152,726	–
Advance from (repayment to) a director	24,649	(1,010,637)
Repayment to a third party	–	(221,195)
Advances from (repayment to) related parties	279,837	(632,434)
Proceeds from finance leases	2,168,968	77,740
Net cash generated from (used in) financing activities	2,626,180	(1,786,526)

Foreign currency translation adjustment	(389,622)	60,111

Net change in cash and cash equivalents	(845,649)	1,255,705

BEGINNING OF YEAR	1,536,980	281,275

END OF YEAR	$691,331	$1,536,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$174,540	$1,145
Cash paid for interest	$47,323	$1,547

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock
	No. of		Additional paid	Deferred	Accumulated other comprehensive	Accumulated	Total stockholders’ equity	Non- controlling	Total
	shares	Amount	up capital	compensation	(loss) income	losses	(deficit)	interest	deficit
Balance as of April 1, 2017 (restated)	140,000,000	$14,000	$–	$–	$32,956	$(1,377,846)	$(1,330,890)	$–	$(1,330,890)

Foreign currency translation adjustment	–	–	–	–	(79,396)	–	(79,396)	–	(79,396)

Net loss for the year	–	–	–	–	–	246,632	246,632	–	246,632

Balance as of March 31, 2018	140,000,000	$14,000	$–	$–	$(46,440)	$(1,131,214)	$(1,163,654)	$–	$(1,163,654)

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	–	(319,233)	(318,967)	–	(318,967)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–	–

Capital injection from shareholder	–	–	152,726	–	–	–	152,726	–	152,726

Shares issue for acquisition of subsidiaries	1,020,000	102	2,039,898	–	–	–	2,040,000	–	2,040,000

Non-controlling interest from acquisition	–	–	–	–	–	–	–	(106,069)	(106,069)

Shares issued for services	67,020,999	6,702	134,035,296	–	–	–	134,041,998	–	134,041,998

Foreign currency translation adjustment	–	–	–	–	66,529	–	66,529	–	66,529

Shares issued for services to be rendered	–	–	–	(10,936,760)	–	–	(10,936,760)	–	(10,936,760)

Net loss for the year	–	–	–	–	–	(123,690,831)	(123,690,831)	–	(123,690,831)
Balance as of March 31, 2019	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

On August 8, 2018, the Company executed a Share Exchange Agreement (“the “Share Exchange Agreement”) with Noble Vici Private Limited (“NVPL”), a corporation organized under the laws of Singapore, and Eldee Tang, the sole shareholder of NVPL, and also its Chief Executive Officer and Director. Pursuant to the Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of the NVPL, representing 1,000,001 ordinary shares of NVPL, in exchange for 140,000,000 shares of its common stock. The Company consummated the acquisition of NVPL on August 8, 2018. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of NVPL.

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

The Company is currently engaged in the IoT, Big Data, Blockchain and E-commerce business.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Noble Infotech Applications Pte Ltd	Republic of Singapore	Development of software for interactive digital media and software consultancy	S$ 1	100%

Noble Digital Apps Sendirian Berhad	Federation of Malaysia	Digital apps and big data business	MYR1,000	51%

The Digital Agency Pte. Ltd.	Republic of Singapore	Business and management consultancy services	$1	51%

Venvici Pte Ltd	Republic of Singapore	Business and management consultancy services on e-commerce service	S$100,000	100%

Venvici Ltd	Republic of Seychelles	Business and management consultancy services on e-commerce service	US$50,000	100%

Ventrepreneur (SG) Pte Ltd	Republic of Singapore	Online retailing	S$10,000	100%

UB45 Pte Limited	Republic of Singapore	Investment holding	S$10,000	100%

VMore Merchants Pte Ltd #	Republic of Singapore	Merchants onboarding	S$1,000	100%

AIM System Pte Ltd #	Republic of Singapore	Affiliate System Provider	S$1,000	100%

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

On January 19, 2019, the Company established a branch office in Taiwan.

# these subsidiaries were established on April 1, 2019.

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.	GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2019, the Company suffered from an accumulated deficit of $125,141,278 and working capital deficit of $2,227,267. The continuation of the Company as a going concern through March 31, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

•	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

•	Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

•	Accounts receivable

Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of a receivable account is determined based on these factors. The Company does not accrue interest on aged accounts receivable. As of March 31, 2019, there were no allowances for doubtful accounts.

•	Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. At present all inventory relates to finished goods for commercial sales.

•	Purchase deposit

Purchase deposits represent deposit payments made to vendors for procurement, which are interest-free, unsecured and relieved against accounts payable when goods are received by the Company, or refundable in the next twelve months.

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

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Building	38 years or lesser than term of lease
Leasehold improvements	3-10 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1- 3 years
Motor vehicle	2-3.33 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. The Company provided a full impairment loss to its goodwill from business combination as of March 31, 2019. There has been no impairment charge as of March 31, 2018.

•	Revenue recognition

On April 1, 2018, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” and all related amendments were adopted, which provides revised guidance for revenue recognition. The standard’s core principle is that the Company should recognize the revenue for transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The standard defines a five-step process to recognize revenue and requires more judgment and estimates within the revenue recognition process than required under previous U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.

The Company recognizes revenue when obligations under the terms of a contract with its customer are satisfied, in an amount that reflects the consideration the Company expects to receive in exchange for the product. Depending on the terms of the agreement with the customer, the Company recognizes revenue either at a point-in-time (at shipment or delivery depending on agreed upon terms). Product sales are recorded net of good and service taxes and product returns.

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

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold and royalty expenses to the game owners, which are directly attributable to the sales of products and the rendering of online gaming service.

Royalty charges and marketing expenses paid to a related party totaled $468,477 and $442,581, for the years ended March 31, 2019 and 2018.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2019 and 2018.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the years ended March 31, 2019 and 2018:

	March 31, 2019	March 31, 2018
Year-end S$:US$1 exchange rate	1.3554	1.3632
Annual average S$:US$1 exchange rate	1.3578	1.3588

•	Comprehensive income

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

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Stock based compensation

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC Topic 505-50 (“ASC 505-50”), “Equity Based Payments to Non- Employees.” Non-employee restricted common stock and stock option grants that do not vest immediately upon grant, and whose terms are known, are recorded as an expense over the vesting period of the underlying instrument granted. At the end of each financial reporting period prior to vesting, the value of the instruments granted, will be re-measured using the fair value of the Company’s common stock and the stock-based compensation recognized during the period will be adjusted accordingly.

For restricted common stock and stock option awards that have performance-based conditions, the Company recognizes the stock-based compensation expense at the fair value of the award based on the date that the performance conditions have been met.   The Company calculates the fair value of the stock options using the Black Scholes option pricing model.   The fair value of restricted common stock awards is based on the closing price of the Company’s common stock on the applicable measurement date.

The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

To date, the Company has not granted any stock-based compensation awards to employees.

•	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended March 31, 2019 and 2018, the Company operates in one reportable operating segment in Singapore and Asian Region.

•	Retirement plan costs

Contributions to retirement plans (which are defined contribution plans) are charged to general and administrative expenses in the accompanying statements of operation as the related employee service is provided.

•	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company's consolidated financial statements properly reflect the change.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates ("ASU") No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 has been modified multiple times since its initial release. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09, as amended, becomes effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. As an Emerging Growth Company (we expect our Emerging Growth Company status to expire on March 31, 2020), the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies. The Company will adopt this standard on April 1, 2019. Management is currently evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-02, Leases. The main difference between the provisions of ASU No. 2016-02 and previous U.S. GAAP is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. ASU No. 2016-02 retains a distinction between finance leases and operating leases, and the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous U.S. GAAP. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize right-of-use assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This ASU is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted as of the beginning of any interim or annual reporting period. As an Emerging Growth Company, the Company is allowed to adopt new, or updated, accounting standards using the same time frame that applies to private companies. The Company will adopt this standard on April 1, 2020. Management is currently evaluating the impact of adoption of this ASU on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting , or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company will adopt ASU 2018-07 prospectively as of April 1, 2019. The adoption of ASU 2018-07 is not expected to have a material impact on the Company’s financial position, results of operations or related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods. Management is currently evaluating the impact that this guidance will have on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

The purchase price allocation resulted in $1,028,140 of goodwill, as below:

Acquired assets:
Cash and cash equivalents	$2,552

Less: Assumed liabilities
Accruals	(4,561)
Amount due to director	(6,131)

Net assets acquired	(8,140)
Goodwill allocated	1,028,140
Share issued for acquisition	$1,020,000

Concurrently, on September 17, 2018, the Company acquired 51% controlling interest in Noble Digital Apps Sendirian Berhad, a private limited company organized under the laws of Malaysia (“NDA”), and a start-up digital apps and big data company, at the purchase price of $1,020,000, by issuing 510,000 shares of common stock of the Company, at a price of $2.00 per share.

The purchase price allocation resulted in $1,008,808 of goodwill, as below:

Acquired assets:
Cash and cash equivalents	$16,551
Amount due from related companies	30,986

Less: Assumed liabilities
Accruals	(25,571)
Amount due to director	(10,774)

Net assets acquired	11,192
Goodwill allocated	1,008,808
Share issued for acquisition	$1,020,000

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

The impairment test of the goodwill has reviewed and the Company made a full provision on goodwill from business combination accordingly.

5.	REVENUE

	Years ended March 31,
	2019	2018

Products sales, as principal	$6,592,054	$1,150,013
Products sales, as agent (net basis)	1,277,208	2,252,188
Other operating revenue	757,456	221,779
	$8,626,718	$3,623,980

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of March 31,
	2019	2018
At cost:
Building	$3,400,327	$–
Leasehold improvement	223,886	41,747
Furniture and fittings	30,362	26,684
Office equipment and computers	157,953	77,406
Motor vehicle	96,646	233,452
Right of used assets	22,229	–
	3,931,403	379,289
Less: accumulated depreciation	(176,718)	(128,553)
	$3,754,685	$250,736

Depreciation expense for the years ended March 31, 2019 and 2018 were $185,392 and $61,674, as part of operating expenses, respectively.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.	INTANGIBLE ASSETS

	As of March 31,
	2019	2018

Gaming right and software:
Gross carrying value	$1,238,254	$459,104
Less: accumulated amortization	(671,992)	(432,770)
Net carrying value	566,262	26,334
Non-amortizing portion	–	670,145

Intangible assets, net	$566,262	$696,479

Amortization expense for the years ended March 31, 2019 and 2018 were $278,480 and $12,725, as part of operating expenses, respectively.

The following table outlines the annual amortization expense for the next three years:

Years ending March 31:
2020	$277,496
2021	277,496
2022	11,270

Total	$566,262

8.	AMOUNT DUE FROM A THIRD PARTY

As of March 31, 2019 and 2018, the Company made temporary advances of $221,327 and $228,875 respectively, to a third party, which is secured by the stocks held and will be matured on or before December 31, 2019. Interest is charged at the rate of 5% per annum.

9.	AMOUNT DUE TO A DIRECTOR

As of March 31, 2019 and 2018, the Company owed the amount of $91,483 and $69,069 to the director of the Company, Mr. TANG Wai Chong Eldee, which is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related party loan is not significant.

10.	AMOUNT DUE TO RELATED PARTY

As of March 31, 2019, the Company owed the amount of $280,317 due to the former shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related parties’ loan is not significant.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.	OBLIGATIONS UNDER FINANCE LEASES

The Company purchased several motor vehicles and building under finance lease agreements with the effective interest rate ranging from 3.75% to 15.3% per annum, due through 2020 and 2028, with principal and interest payable monthly. The obligations under the finance leases are as follows:

	As of March 31,
	2019	2018

Finance lease	$3,089,747	$89,262
Less: interest expense	(834,082)	(3,451)

Net present value of finance lease	$2,255,665	$85,811

Current portion	$246,957	$84,345
Non-current portion	2,008,708	1,466

Total	$2,255,665	$85,811

As of March 31, 2019, the maturities of the finance leases for each of the five years and thereafter are as follows:

Years ending March 31:
2020	$244,872
2021	244,872
2022	244,872
2023	241,494
2024	231,360
Thereafter	1,048,195

Total	$2,255,665

Included in the consolidated balance sheet as of March 31, 2019 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $3,422,556 and $45,482, respectively. Included in the consolidated balance sheet as of March 31, 2018 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $198,358 and $22,780, respectively.

The building under finance lease is personally guaranteed by the director of the Company, Eldee Tang.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

12.	INCOME TAX

The provision for income taxes consisted of the following:

	Years ended March 31,
	2019	2018

Current tax	$184,275	$33,094
Deferred tax	–	–
Income tax expense	$184,275	$33,094

The effective tax rate in the years presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. The Company and its subsidiaries are mainly operated in Republic of Singapore and Republic of Seychelles that are subject to taxes in the jurisdictions in which they operate, as follows:

United States of America

NVGI is registered in the State of Delaware and is subject to US federal corporate income tax rate of 21% for the year ended March 31, 2019. No provision for income taxes have been made as NVGI has generated no taxable income for the years presented. The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits in its income tax provision. The Company has not accrued or paid interest or penalties which were not material to its results of operations for the years presented.

The 2017 Act reduces the corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carryforwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely.

As of March 31, 2019, the Company incurred $722,963 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $151,822 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the years ended March 31, 2019 and 2018 are as follows:

	Years ended March 31,
	2019	2018

Income before income taxes	$1,539,735	$279,726
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	261,755	47,553
Tax effect of non-taxable income	(200)	(25,605)
Tax effect of non-deductible items	–	39,386
Tax effect of tax concession	(21,602)	(26,488)
Tax effect of allowance	(55,678)	(1,752)
Income tax expense	$184,275	$33,094

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of March 31, 2019 and 2018:

	As of March 31,
	2019	2018

Deferred tax assets:
Net operating loss carryforwards from US regime	$151,822	$63,636
Less: valuation allowance	(151,822)	(63,636)
Deferred tax assets, net	$–	$–

The Company has filed an income tax return for 2018 and 2017 in Singapore jurisdiction.

13.	STOCKHOLDERS’ DEFICIT

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

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

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

In October and December 2018, the Company issued an aggregate of 20,540,999 shares of its registered common stock to certain service agents as one-off bonus compensation for their sales and marketing services rendered in prior years, at a price of $2 per share.

On March 11, 2019, the Company 15,000,000 shares of its registered common stock to certain sales associates for prior sales and marketing services rendered, with a fair value of $30,000,000 or $2 per share. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

On March 19, 2019, the Company issued 21,480,000 shares of its registered common stock, par value $0.0001 per share, to three individuals under the Merchant Acquisition Agreement with a fair value of $42,960,000 or $2 per share. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

Concurrently, on March 19, 2019, the Company issued 10,000,000 shares of its registered common stock to the Digital Consultant under the Consulting Agreement with a fair value of $20,000,000 or $2 per share. The fair value of the common stock was determined based on the closing price of the Company’s common stock.

For the years ended March 31, 2019 and 2018, the Company recorded share-based compensation expense related to restricted stock units issued to sales agents and consultants of $123 million and $0 million, respectively. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

Total unrecognized share-based compensation expense was approximately $10.9 million at March 31, 2019 and is expected to be recognized over a weighted-average period of 1.5 months.

As of March 31, 2019 and 2018, the Company had a total of 210,704,160 and 140,000,000 (restated) shares of its common stock issued and outstanding, respectively.

14.	PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Singapore. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended March 31, 2019 and 2018, $162,944 and $77,639 contributions were made accordingly.

15.	RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Purchase from a related company totaled $385,955 and $378,136, for the years ended March 31, 2019 and 2018.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Marketing expenses and royalty charges paid to a related company totaled $468,447 and $442,581, for the years ended March 31, 2019 and 2018.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

16.	CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the years ended March 31, 2019 and 2018, there is no individual customer exceeding 10% of the Company’s revenue.

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2019	2018

China	$1,277,207	$2,255,174
Singapore	910,346	1,215,671
Malaysia	4,751,510	–
Indonesia	1,142,991	–
Other countries in Asia Pacific	544,664	153,135

	$8,626,718	$3,623,980

All of the Company’s long-lived assets are located in Singapore.

(b)	Major vendors

For the year ended March 31, 2019, this is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor B) accounted for 15% of the Company’s purchase amounting to $385,955 with $0 of accounts payable.

For the year ended March 31, 2018, there is one single vendor (Vendor B) representing more than 10% of the Company’s purchase. This vendor (Vendor B) accounted for 45% of the Company’s purchase amounting to $378,136, with $109,478 of accounts payable.

(c)	Credit risk

Financial instruments that are potentially subject to credit risk consist principally of accounts receivable. The Company believes the concentration of credit risk in its trade receivables is substantially mitigated by its ongoing credit evaluation process and relatively short collection terms. The Company does not generally require collateral from customers. The Company evaluates the need for an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(d)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2019 and 2018, borrowing under finance lease was at fixed rates.

(e)	Economic and political risk

The Company’s major operations are conducted in Republic of Singapore. Accordingly, the political, economic, and legal environments in Singapore, as well as the general state of Singapore’s economy may influence the Company’s business, financial condition, and results of operations.

(f)	Exchange rate risk

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

17.	COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

During the years ended March 31, 2019 and 2018, the Company leased its properties under operating leases. The leases typically commence for a period ranging for 1 to 2 years, with the option of monthly renewal. These leases have an average remaining lease term of approximately less than 12 months, as of March 31, 2019.

The rent expense was $94,979 and $152,839, respectively, for the years ended March 31, 2019 and 2018. As of March 31, 2019, the Company has future minimum rental payables of $62,455 until November 30, 2020.

(b)	Capital commitment

As of March 31, 2019, the Company has no material capital commitments in the next twelve months.

18.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2019, up through July 12, 2019 the Company issued the audited consolidated financial statements. During the period, the Company has the material subsequent events, as follows:

On April 1, 2019, the Company established two subsidiaries namely VMore Merchants Pte Ltd and AIM System Pte Ltd.

On April 1, 2019, the Company entered into a binding Memorandum of Understanding (the “MOU”) with Eldee Wai Chong Tang, the Director of the Company, whereby the Company agreed to reorganize Elusyf Global Private Limited, a Singapore corporation (“EGPL”), into the Company in accordance with the terms of the MOU. Upon the consummation of such reorganization, EGPL will become a 51% owned subsidiary of the Company. EGPL is engaged in the business of marketing and distribution of health and beauty products, such as Elusyf Mitos Activa and Cell Activa Phytomask, among other offerings, through its wide network of channels.

On June 17, 2019, the Company entered into a binding Memorandum of Understanding (the “MOU”) with Kootoro Vietnam Inc., a limited liability company organized under the laws of Vietnam (“KVI”), whereby the parties agreed to form a strategic partnership to expand V-More’s footprint and ecosystem into Vietnam. The Partnership will be exclusive subject to the achievement of mutually agreeable milestones. V-More is our online and offline products and services marketplace for consumers and merchants. KVI is engaged in the business of managing the distribution and payment of goods through a nationwide network of vending machines and payment gateway to Vietnam.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2019.

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

As of March 31, 2019, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives.. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2019.

Management believes that the material weaknesses set forth in items (2) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position
Eldee Wai Chong Tang	43	Chief Executive Officer, Chief Financial Officer (interim) and Director
Sin Chi Yip	43	Chief Corporate Officer and Secretary

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Sir Eldee Tang, age 43, joined us as our Chief Executive Officer and Director on March 27, 2018. On June 21, 2019, Mr. Tang was appointed as an Interim Chief Financial Officer. He has served as a Partner and Executive Director of Venvici Pte. Ltd., a SME that focuses on crowdsourcing in e-commerce and mobile commerce technology, since April 2015. Mr. Tang founded Noble Infotechnologies Pte. Ltd., a data analytics company focusing on financial IT infrastructure technologies, and has served as its Managing Director since 2006. Mr. Tang also founded Infinite Lifestyle Pte. Ltd., a wellness and related product company, and served as its Managing Director from April 2006 to 2012. Mr. Tang received his Diploma in Electronic and Computer Engineering from Ngee Ann Polytechnic in Singapore in 1996, his Masters in Business Administration from the University of South Australia in 2008 and his Doctorate in Business Administration from the International America University in Los Angeles in 2016.

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

Sin Chi Yip, age 43, joined us as our Chief Financial Officer on March 27, 2018. On June 21, 2019 Sin Chi Yip was appointed to serve as the Chief Corporate Officer and Secretary, and Mr Yip relinquished his roles as Chief Financial Officer and Interim Chief Operating Officer. Prior to joining the company, he served as the Chief Financial Officer of Thong Yong International Pte. Ltd., a shipping vessel development and construction company with a portfolio of 20 vessels operating in Singapore, Middle East, Malaysia, China, Indonesia and the Netherlands, since October 2008. From September 2006 to September 2008, Mr. Yip served as the Finance Manager of CIMC Raffles Offshore Ltd., a shipyard that specializes in constructing offshore vessels. Mr. Yip served as an accountant at Acumen Engineering Pte. Ltd, a plastic resins distribution company, from January 2003 to August 2006. He began his career as an auditor with Deloitte & Touche LLP in 2000 until he departed in 2003. Mr. Yip received his Bachelor of Accountancy and Executive Masters in Business Administration from Nanyang Technological University (Singapore) in 2000 and 2012, respectively. He also participated in the Advanced Management Program from the University of California, Berkeley in 2011. On May 31, 2019, Mr Yip was appointed to serve as our interim Chief Operating Officer and Secretary, due to the departure of Jon Yee Chuan Lim, our previous Chief Operating Officer and Secretary.

Family Relationships.

None of Messrs. Tang or Yip has a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer.

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

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions. Our board of directors performs the functions of audit, nominating and compensation committees. As of the date of this report, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act. We hope to attract a director who qualifies as an “audit committee financial expert” as our business operations mature.

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

Such notice shall contain, among other things, a written undertaking certifying that such proposed nominee (a) is not, and will not become a party to, any agreement, arrangement or understanding with any person or entity other than the Company in connection with service or action as a director that has not been disclosed to the Company.

These provisions might preclude our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders if the proper procedures are not followed. We expect that these provisions might also discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors.

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

Compensation Philosophy and Objectives

Currently, our executive directors and officers receive cash compensation for services in such capacities. We expect to establish an incentive compensation plan as our company matures. We expect that our executive compensation philosophy will be to create a long-term direct relationship between pay and our performance. Our executive compensation program will be designed to provide a balanced total compensation package over the executive’s career with us. The compensation program objectives will be to attract, motivate and retain the qualified executives that help ensure our future success, to provide incentives for increasing our profits by awarding executives when corporate goals are achieved and to align the interests of executives and long-term stockholders. We expect the compensation package of our named executive officers to consist of the following main elements:

1.	base salary for our executives that is competitive relative to the market, and that reflects individual performance, retention and other relevant considerations;

2.	incentive compensation consisting of stock options, restricted stock and the like; and

3.	discretionary bonus awards payable in cash and or securities of the Company tied to the satisfaction of corporate objectives.

Process for Setting Executive Compensation

As we do not have Compensation Committee, our Board will be responsible for developing and overseeing the implementation of our philosophy with respect to the compensation of executives and for monitoring the implementation and results of the compensation philosophy to ensure compensation remains competitive, creates proper incentives to enhance stockholder value and rewards superior performance. The Board will annually review and approve for each named executive officer, and particularly with regard to the Chief Executive Officer, all components of the executive’s compensation. The Board may award discretionary bonuses to each of the named executives, and reviews and approves the process and factors (including individual and corporate performance measures and actual performance versus such measures) used by the Chief Executive Officer to recommend such awards. Additionally, the Board will review and approve the base salary, equity-incentive awards (if any) and any other special or supplemental benefits of the named executive officers.

We expect out Chief Executive Officer to periodically provide the Board with an evaluation of each named executive officer’s performance, based on the individual performance goals and objectives developed by the Chief Executive Officer at the beginning of the year, as well as other factors. The Board will provide an evaluation for the Chief Executive Officer. These evaluations will serve as the bases for bonus recommendations and changes in the compensation arrangements of our named executives.

Our Compensation Peer Group

We expect to engage in informal market analysis in evaluating our executive compensation arrangements. As the Company and its businesses mature, we may retain compensation consultants that will assist us in developing a formal benchmark and selecting a compensation peer group of companies similar to us in size or business for the purpose of comparing executive compensation levels.

Program Components

We expect our executive compensation program to consist of the following elements:

Base Salary

Our base salary structure will be designed to encourage internal growth, attract and retain new talent, and reward strong leadership that will sustain our growth and profitability. The base salary for each named executive officer will reflect our past and current operating profits, the named executive officer’s individual contribution to our success throughout his career, internal pay equity and informal market data regarding comparable positions within similarly situated companies. In determining and setting base salary, the Board will consider all of these factors, though it will not assign specific weights to any factor. The Board will generally review the base salary for each named executive officer on an annual basis. For each of our named executive officers, we expect to review base salary data internally obtained by the Company for comparable executive positions in similarly situated companies to ensure that the base salary rate for each executive is competitive relative to the market.

Discretionary Bonus

The objectives of our bonus awards will be to encourage and reward our employees, including the named executive officers, who contribute to and participate in our success by their ability, industry, leadership, loyalty or exceptional service and to recruit additional executives who will contribute to that success.

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board may deem relevant. The Company did not award any cash bonuses during fiscal year 2019.

Stock Holdings

The Board recognizes the importance of having a portion of the named executive officers’ compensation be paid in the form of equity, to help align the executives’ interests with the interests of the Company’s stockholders. Initially, we expect the Board to emphasize the cash-based portion of our compensation program over a stock program because it believes the discretionary nature of the cash-based compensation gives it the needed flexibility to factor in and reward the attainment of longer-term goals for the Company and the executives, as the Board deems appropriate.

We have not timed nor do we plan to time our release of material non-public information for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2019 and 2018 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on March 31, 2019 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)
Eldee Tang	2018	US$177,780	0	0	0	US$177,780
Chief Executive Officer,	2019	0	0	0	0	0
Interim Chief Financial Officer and Director (1)

 __________________________

(1)	Eldee Tang, our Chief Executive Officer and Director, was appointed as Interim Chief Financial Officer on June 21, 2019 due to our management reorganization.

Narrative disclosure to Summary Compensation

Each of Messrs. Eldee Tang and Yip are parties to an employment agreement with NVPL, our subsidiary, or the Employment Agreements, as of the dates and for the annual salary set forth below:

Name	Position	Monthly Salary (Singapore Dollars)/ USD	Effective Date
Eldee Tang	Chief Executive Officer, Interim Chief Financial Officer and Director	S$20,000 / US$14,815	April 1, 2018
Sin Chi Yip	Chief Corporate Officer and Secretary	S$10,000 / US$7,407	April 1, 2018

In addition to the base salary set forth above, each executive officer may be entitled to quarterly bonuses based upon performance indicators established by the company.

Each executive officer may terminate his respective employment agreement by giving two months prior written notice thereof. NVPL is entitled to reduce the termination period by offsetting against the employment amounts due. NVPL may terminate the employment of each executive officer in the case of dishonesty, willful or gross misconduct, violation of house rules, gross incompetence or persistent breach of any terms of employment.

Our executive officers are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. They are also entitled to certain health and welfare benefits, transportation allowances, and relevant professional membership fees and course fees.

The foregoing description of the Employment Agreements of Messrs. Tang and Yip is qualified in its entirety by reference to such agreements which are filed as Exhibits 10.14 and 10.15 to this Annual Report and are incorporated herein by reference.

Other than set out above and below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We expect to establish one or more incentive compensation plans in the future. Our directors and executive officers may receive securities of the Company as incentive compensation at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

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

Compensation of Directors

During our fiscal year ended March 31, 2019, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

•	the alignment of pay philosophy, peer group companies and compensation amounts relative to local competitive practices to support our business objectives; and

•	effective balance of cash, short- and long-term performance periods, caps on performance-based award schedules and financial metrics with individual factors and Board and management discretion.

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. Our board of directors is comprised of Eldee Tang, our Chief Executive Officer.

During the fiscal year ended March 31, 2019, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2019. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Eldee Tang

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of July 10, 2019, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock (2)

Eldee Tang (3)	118,661,647	56.3%

All executive officers and directors as a group (two persons)	118,661,647	56.3%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Noble Vici Group, Inc., 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616.
(2)	Applicable percentage ownership is based on 210,704,160 shares of common stock outstanding as of July 10, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of Ju1y 10, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of July 10, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Eldee Tang was appointed the Chief Executive Officer and director of the Company effective March 27, 2018, and interim Chief Financial Officer June 21, 2019.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2019 and March 31, 2018, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds are due on demand. As of March 31, 2019 and March 31, 2018, Ms. Kao Wei-Chen, our former affiliate, advanced $280,317, all of which is outstanding.

Transactions of NVPL

During the year ended March 31, 2019, and 2018, we made payments to the related parties as follow:

	March 31, 2019	March 31, 2019
Vendor	Amount for the year	Accounts Payable
WMI Holdings Private Limited	$263,548	$–
WMI Enterprise Private Limited	$–	$–
GToken Private Limited	$82,882	$–
GToken Limited	$460,115	$–

	March 31, 2018	March 31, 2018
Vendor	Amount for the year	Accounts Payable
WMI Holdings Private Limited	$151,452	$–
WMI Enterprise Private Limited	$106,476	$–
GToken Private Limited	$108,496	$–
GToken Limited	$50,871	$–

Eldee Tang, our Chief Executive Officer and Director, owns 66.5% of WMI Holdings Private Limited and 50% of WMI Enterprise Private Limited. Eldee Tang also owns 10% of Gtoken Limited and 9.2% of Gtoken Private Limited.

From time to time, Eldee Tang, our Chief Executive Officer and Director, advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant. As of March 31, 2019 and 2018 the Company owed Eldee Tang a balance of $91,483 and $69,069 respectively.

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

HKCM CPA & Co. (Predecessor firm: HKCMCPA Company Limited) (“HKCMCPA”) audited our financial statements for the fiscal years ended March 31, 2019, and 2018.

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

	March 31, 2019	March 31, 2018

Audit fees	$48,500	$2,800
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$48,500	$2,800

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Description of Capital Stock*
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (3)
10.3	Form of Stockholder Representation Letters (4)
10.4	Form of Stockholder Representation Letters (5)
10.5	Form of Trustee Letter (6)
10.6	Form of Stockholder Representation Letters (7)
10.7	Form of Trustee Letter (8)
10.8	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Frank Chia Kok Meng (9)
10.9	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Lew Chuen Cheah (10)
10.10	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Yang Shang Yue (11)
10.11	Consulting Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Sukullayanee Suwunnavid (12)
10.12	Binding Memorandum of Understanding, dated April 1, 2019, by and between the Company and Eldee Wai Chong Tang. (13)
10.13	Binding Memorandum of Understanding, dated June 17, 2019, by and between the Company and Kootoro Vietnam Inc.. (14)
10.14	Service Agreement, dated May 2, 2018, by and between Neo & Partners Global and Noble Vici Private Limited (15)
10.15	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd. (16)
10.16	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (15)
10.17	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (15)
14	Code of Business Conduct and Ethics (17)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Name of Exhibit
101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

*Filed herewith.

** To be filed by amendment.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(4)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018.
(5)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(6)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(7)	Incorporated by reference from Exhibits 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(8)	Incorporated by reference from Exhibits 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(9)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(10)	Incorporated by reference from the Exhibit 10.2 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(11)	Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(12)	Incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(13)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019.
(14)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2019.
(15)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(16)	Incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2019.
(17)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

Date: July 12, 2019	By:	/s/Eldee Tang
Eldee Tang
Chief Executive Officer

