Form 10-Q
period 2019-06-30
Noble Vici Group, Inc.
filed 2019-08-14
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54761

NOBLE VICI GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1772663
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1 Raffles Place, #33-02

One Raffles Place Tower One

Singapore 048616

+65 6491 7998
(Address of Principal Executive Offices and Issuer’s
Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	NVGI	N/A

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

As of August 12, 2019, the issuer had outstanding 210,704,160 shares of common stock.

i

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2019 AND MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,394,806	$691,331
Account receivable	1,175,958	6,145,460
Purchase deposits	3,116,620	2,600,732
Amount due from a third party	221,892	221,327
Deposits, prepayment and other receivable	521,946	361,884
Inventories	16,679	16,636
Total current assets	6,447,901	10,037,370

Non-current assets:
Intangible assets, net	498,154	566,262
Property, plant and equipment, net	3,741,082	3,754,685
Total non-current assets	4,239,236	4,320,947

TOTAL ASSETS	$10,687,137	$14,358,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued liabilities and account payables	$582,931	$964,001
Commission liabilities	1,350,634	1,617,855
Deferred revenue	1,903,182	8,979,352
Amount due to a director	91,716	91,483
Amounts due to related parties	280,317	280,317
Tax payable	75,368	84,672
Current portion of obligations under finance leases	251,332	246,957
Total current liabilities	4,535,480	12,264,637

Long-term liabilities:
Obligations under finance leases	1,973,326	2,008,708

TOTAL LIABILITIES	6,508,806	14,273,345

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,704,160 shares issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	21,070	21,070
Additional paid up capital	136,227,920	136,227,920
Deferred compensation	–	(10,936,760)
Accumulated other comprehensive income	17,192	20,089
Accumulated losses	(131,997,443)	(125,141,278)
Total NVGI stockholders’ equity	4,268,739	191,041
Non-controlling interest	(90,408)	(106,069)
	4,178,331	84,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,687,137	$14,358,317

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2019	2018

Revenue, net	$9,872,630	$599,145

Cost of revenue	(4,444,211)	(96,462)

Gross profit	5,428,419	502,683

Operating expenses:
Sales and marketing expense	190,582	189,015
General and administrative expenses	12,097,741	554,496
Total operating expenses	12,288,323	743,511

LOSS FROM OPERATION	(6,859,904)	(240,828)

Other income (expense):
Interest income	58	–
Interest expense	(22,435)	(688)
Government subsidy income	–	1,067
Sundry income	46,372	386

Total other income	23,995	765

LOSS BEFORE INCOME TAXES	(6,835,909)	(240,063)

Income tax expense	(4,595)	–

NET LOSS	$(6,840,504)	$(240,063)

Other comprehensive income:
Foreign currency adjustment (loss) gain	(2,897)	42,710

COMPREHENSIVE LOSS	$(6,843,401)	$(197,353)

Net loss per share – Basic and diluted	$(0.03)	$(0.00)

Weighted average shares outstanding – Basic and diluted	210,704,160	142,633,161

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30, 2019
					Accumulated
					other		Total
			Additional		comprehensive		stockholders’	Non-
	Common stock		paid up	Deferred	(loss)	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	compensation	income	losses	(deficit)	interest	equity

Balance as of April 1, 2019	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

Amortization of deferred compensation	–	–	–	10,936,760	–	–	10,936,760	–	10,936,760

Foreign currency translation adjustment	–	–	–	–	(2,897)	–	(2,897)	–	(2,897)

Net loss for the period	–	–	–	–	–	(6,856,165)	(6,856,165)	15,661	(6,840,504)

Balance as of June 30, 2019	210,704,160	$21,070	$136,227,920	$–	$17,192	$(131,997,443)	$4,268,739	$(90,408)	$4,178,331

	Three months ended June 30, 2018
					Accumulated
					other		Total
			Additional		comprehensive		stockholders’	Non-
	Common stock		paid up	Deferred	(loss)	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	compensation	income	losses	(deficit)	interest	deficit

Balance as of April 1, 2018 (restated)	140,000,000	$14,000	$–	$–	$(46,440)	$(1,131,214)	$(1,163,654)	$–	$(1,163,654)

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	–	(303,031)	(302,765)	–	(302,765)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–	–

Capital injection from shareholder	–	–	152,726	–	–	–	152,726	–	152,726

Foreign currency translation adjustment	–	–	–	–	42,710	–	42,710	–	42,710

Net loss for the period	–	–	–	–	–	(240,063)	(240,063)	–	(240,063)

Balance as of June 30, 2018	142,663,161	$14,266	$152,726	$–	$(3,730)	$(1,674,308)	$(1,511,046)	$–	$(1,511,046)

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2019	2018

Cash flow from operating activities:
Net loss	$(6,840,504)	$(240,063)
Adjustments for:
Amortization of intangible assets	68,995	11,148
Depreciation of property, plant and equipment	49,765	31,289
Gain on disposal of property, plant and equipment	(3,615)	–
Amortization of stock-based compensation	10,895,722	–
Change in operating assets and liabilities:
Account receivable	4,945,362	–
Purchase deposits	(505,194)	(448,256)
Deposits, prepayment and other receivable	(157,870)	(1,220,510)
Amounts due from related companies	–	(172,989)
Amount due from a third party	–	892
Accrued liabilities and account payables	(380,465)	(301,798)
Commission liabilities	(269,178)	(420,725)
Deferred revenue	(7,042,375)	2,095,388
Tax payable	(9,444)	(136,687)
Net cash generated from (used in) operating activities	751,199	(802,311)

Cash flow from investing activities:
Proceeds from disposal of property, plant and equipment	52,829	(23,545)
Purchase of property, plant and equipment	(75,988)	(74,967)
Net cash used in investing activities	(23,159)	(98,512)

Cash flow from financing activities:
Issue of share capital	–	152,726
Advance to related parties	(709)	–
Repayment of finance lease	(36,463)	(27,813)
Net cash (used in) generated from financing activities	(37,172)	124,913

Foreign currency translation adjustment	12,607	(44,494)
Net change in cash and cash equivalents	703,475	(820,404)
BEGINNING OF PERIOD	691,331	1,536,980
END OF PERIOD	$1,394,806	$716,576

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$56,895	$–
Cash paid for interest	$22,435	$688

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE —1          BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of March 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2020 or for any future period.

NOTE—2           DESCRIPTION OF BUSINESS AND ORGANIZATION

Noble Vici Group, Inc. (the “Company”), formerly known as Gold Union Inc., was incorporated under the laws of the State of Delaware on July 6, 2010 under the name of Advanced Ventures Corp. Effective January 6, 2014, the Company changes its name to “Gold Union Inc.” Effective March 26, 2018, the Company changes its current name to Noble Vici Group, Inc (“NVGI”).

The Company is currently engaged in the IoT, Big Data, Blockchain and E-commerce business.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Noble Vici Pte Ltd	Republic of Singapore	Holding company	S$200,001	100%

Noble Infotech Applications Pte Ltd	Republic of Singapore	Development of software for interactive digital media and software consultancy	S$ 1	100%

Noble Digital Apps Sendirian Berhad	Federation of Malaysia	Digital apps and big data business	MYR1,000	51%

The Digital Agency Pte. Ltd.	Republic of Singapore	Business and management consultancy services	S$1	51%

Venvici Pte Ltd	Republic of Singapore	Business and management consultancy services on e-commerce service	S$100,000	100%

Venvici Ltd	Republic of Seychelles	Business and management consultancy services on e-commerce service	US$50,000	100%

Ventrepreneur (SG) Pte Ltd	Republic of Singapore	Online retailing	S$10,000	100%

UB45 Pte Limited	Republic of Singapore	Investment holding	S$10,000	100%

VMore Merchants Pte Ltd	Republic of Singapore	Merchants onboarding	S$1,000	100%

AIM System Pte Ltd	Republic of Singapore	Affiliate System Provider	S$1,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—3           GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2019, the Company suffered from continuous loss and an accumulated deficit of $131,997,440. The continuation of the Company as a going concern through June 30, 2020 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

NOTE—4           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Account receivable

Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of a receivable account is determined based on these factors. The Company does not accrue interest on aged accounts receivable. As of June 30, 2019, there were no allowances for doubtful accounts.

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

Depreciation expense for the three months ended June 30, 2019 and 2018 were $49,765 and $31,289, as part of operating expenses, respectively.

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of June 30, 2019.

•	Revenue recognition

Revenue is recognized when it is realized or realizable and earned, in accordance with ASC 605 Revenue Recognition (“ASC 605”). Revenue from the sale of products is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Product sales are recorded net of good and service taxes and product returns.

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

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2019 and 2018.

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

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Period-end S$:US$1 exchange rate	1.3520	1.3619
Period average S$:US$1 exchange rate	1.3629	1.3339

•	Comprehensive income

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

For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of ASC Topic 505-50 (“ASC 505-50”), “ Equity Based Payments to Non- Employees .” Non-employee restricted common stock and stock option grants that do not vest immediately upon grant, and whose terms are known, are recorded as an expense over the vesting period of the underlying instrument granted. At the end of each financial reporting period prior to vesting, the value of the instruments granted, will be re-measured using the fair value of the Company’s common stock and the stock-based compensation recognized during the period will be adjusted accordingly.

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the three months ended June 30, 2019 and 2018, the Company operates in one reportable operating segment in Singapore and Asian Region.

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

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

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

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

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

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

In February 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires a lessee to recognize most leases on the balance sheet as lease liabilities with corresponding right-of-use assets. The Company adopted ASU 2016-02 utilizing the modified retrospective transition method at the beginning of the first quarter of 2019. As a result of the adoption of ASC 842, the Company recorded finance lease liabilities of $28,333 at the beginning of the first quarter of 2019, with no material impact to the statement of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (ASU 2017-12), which is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency regarding the scope and results of hedging programs. The guidance in this update is applied using a cumulative-effect adjustment to retained earnings at the beginning of the fiscal year of adoption. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-12 at the beginning of the first quarter of 2019 did not have a significant impact on the Company’s financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (ASU 2016-13), which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. ASU 2016-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-14). This new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. ASU 2017-14 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which adds and modifies certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, or valuation processes for Level 3 fair value measurements. However, public business entities will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. ASU 2018-13 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other – Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-05). This new guidance requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. ASU 2018-05 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted. Application of this guidance can be applied either prospectively or retrospectively. The Company is currently evaluating the impact that this guidance will have on its financial statements.

There are no other recently issued accounting standards that apply to us or that are expected to have a material impact on our results of operations, financial condition, or cash flows.

NOTE—5           REVENUE

	Three months ended June 30,
	2019	2018

Products sales, as principal	$9,617,265	$774
Products sales, as agent (net basis)	–	448,256
Other operating revenue	255,365	150,115
	$9,872,630	$599,145

NOTE—6           INTANGIBLE ASSETS

	June 30, 2019	March 31, 2019
Gaming right and software:
Gross carrying value	$1,241,409	$1,238,254
Less: accumulated amortization	(743,255)	(671,992)
Net carrying value	498,154	566,262
Non-amortizing portion	–	–
Intangible assets, net	$498,154	$566,262

Amortization expense for the three months ended June 30, 2019 and 2018 were $68,995 and $11,148, as part of operating expenses, respectively.

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The following table outlines the annual amortization expense for the next two years:

Years ending June 30:
2020	$278,202
2021	219,952
Total	$498,154

NOTE—7           AMOUNT DUE FROM A THIRD PARTY

As of June 30, 2019, the Company made temporary advance of $221,892 to a third party, which is secured by the stocks held and becomes mature on or before December 31, 2019. Interest is charged at the rate of 5% per annum.

NOTE—8           AMOUNT DUE TO A DIRECTOR

As of June 30, 2019, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE—9           AMOUNT DUE TO A RELATED PARTY

As of June 30, 2019, the Company owed the amount of $280,317 due to the former shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related parties’ loan is not significant.

NOTE—10        OBLIGATIONS UNDER FINANCE LEASES

The Company purchased several motor vehicle and building under finance lease agreements with the effective interest rate ranging from 3.75% to 22.8% per annum, due through March 10, 2026, with principal and interest payable monthly. The obligations under the finance leases are as follows:

	June 30, 2019	March 31, 2019

Finance lease	$3,043,916	$3,089,747
Less: interest expense	(819,258)	(834,082)
Net present value of finance lease	$2,224,658	$2,255,665

Current portion	$251,332	$246,957
Non-current portion	1,973,326	2,008,708
Total	$2,224,658	$2,255,665

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of June 30, 2019, the maturities of the finance leases for each of the five years and thereafter are as follows:

Years ending June 30:
2020	$251,332
2021	251,332
2022	245,434
2023	239,536
2024	239,536
Thereafter	997,488

Total	$2,224,658

Included in the consolidated balance sheet as of June 30, 2019 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $3,535,568 and $86,738, respectively. Included in the consolidated balance sheet as of June 30, 2018 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $224,693 and $47,558, respectively.

The building under finance lease is personally guaranteed by the director of the Company, Eldee Tang.

NOTE—11         INCOME TAX

The Company generated an operating loss for the three months ended June 30, 2019 and 2018 and recorded tax expenses of $4,595 for a subsidiary for the three months ended June 30, 2019. The company did not record income tax expense for the three months ended June 30, 2018. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of June 30, 2019, the Company incurred $125,473,823 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $26,349,503 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes for the three months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,
	2019	2018

Income (loss) before income taxes	$4,057,336	$(240,063)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	689,747	(40,810)
Tax effect of non-taxable income	(685,152)	40,810
Income tax expense	$4,595	$–

NOTE—12         STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2019, the Company amortized the deferred share-based compensation over its remaining service period and recorded share-based compensation expense of $10,895,722. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying condensed consolidated statements of operations.

As of June 30, 2019 and March 31, 2019, the Company had a total of 210,704,160 and 210,704,160 shares of its common stock issued and outstanding, respectively.

NOTE—13         RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $190,582 and $189,015, for the three months ended June 30, 2019 and 2018.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE—14        CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)	Major customers

For the three months ended June 30, 2019 and 2018, there is no individual customer exceeding 10% of the Company’s revenue.

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2019	2018

China	$86,204	$448,256
Singapore	3,553,755	150,115
Malaysia	3,246,494	–
Philippines	1,602,588	–
Thailand	751,798	–
Other countries in Asia Pacific	631,791	774
	$9,872,630	$599,145

All of the Company’s long-lived assets are located in Singapore.

(b)	Major vendors

For the three months ended June 30, 2019 and 2018, there are no vendors representing more than 10% of the Company’s purchase, respectively.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2019, borrowings under finance leases were at fixed rates.

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

NOBLE VICI PTE LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE—15         COMMITMENTS AND CONTINGENCIES

(a)	Operating lease commitments

During the three months ended June 30, 2019, the Company has no material capital commitments in the next twelve months.

As of June 30, 2019, the Company has future rental payables under non-cancellable operating leases of $193,853 in the next twelve months.

(b)	Capital commitment

On April 1, 2019, the Company entered into a binding Memorandum of Understanding (the “MOU”) with Eldee Wai Chong Tang, our Chief Executive Officer and Director, whereby we agreed to reorganize Elusyf Global Private Limited, a Singapore corporation (“EGPL”), into the Company in accordance with the terms of the MOU. Upon the consummation of such reorganization, EGPL will become a 51% owned subsidiary of the Company. EGPL is engaged in the business of marketing and distribution of health and beauty products, such as Elusyf Mitos Activa and Cell Activa Phytomask, among other offerings, through its wide network of channels. The consummation of the acquisition is subject to the satisfactory completion of financial, tax and legal due diligence of EGPL by the Company, among other conditions. The Company is in the process of completing its due diligence review of EGPL and has not yet consummated the acquisition.

The Company’s director, Mr. Tang owns Fifty-Nine Thousand Nine Hundred Eighty (59,980) ordinary shares of EGPL, representing 51% of the issued and outstanding securities of EGPL. It is considered as related party transaction.

NOTE—16         SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after August 14, 2019, up through the date the Company issued the audited consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

History

On July 27, 2010, we entered into an exclusive worldwide patent sale agreement (the “Patent Transfer and Sales Agreement”) with Ilanit Appelfeld (the “Seller”), in relation to a patented technology, U.S. Patent Number: 6,743,209 (the “Patent”), for a catheter with an integral anchoring mechanism. The patent and technology were transferred to us in exchange of payment to Ilanit Appelfeld of $17,500 (seventeen thousand five hundred United States Dollars), according to the terms and conditions specified in the Patent Transfer and Sales Agreement related to U.S. Patent Number: 6,743,209.

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

Issuance of shares to sales affiliates

On September 17, 2018, and September 25, 2018, we approved the issuance of Nine Million One Hundred Thirty Five Thousand Seven Hundred Ninety Four (9,135,794) shares and Five Hundred Sixty Seven Thousand Sixty-Four (567,064) shares of our common stock, par value $0.0001, respectively, representing a total of approximately 6.3% of our issued and outstanding common stock, at a per share price of One Dollars and Ninety Nine Cents (US $1.99), to approximately 460 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient executed a Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 months up to a maximum period of 66 months after the execution of such letter. For ease of administration, the recipients appointed Noble Infotech Limited (“NIL”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on October 18, 2018 to NIL. The securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. The foregoing description of the Stockholder Representation Letters are qualified in its entirety by reference to such agreements which are filed as Exhibit 10.3 to this Quarterly Report and are incorporated herein by reference.

On December 3, 2018, we approved the issuance of up to an aggregate of Ten Million Eight Hundred Thirty Eight Thousand One Hundred Forty One (10,838,141) shares of our common stock, par value $0.0001, representing approximately 7.1% of our issued and outstanding common stock, at a per share price of Two Dollars (US $2.00), to about 690 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient was required to execute one of two standard forms of Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 or 24 months up to a maximum period of 72 months after the execution of such letter. For ease of administration, the recipients appointed Venvici Partners Limited (“VVP”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on January 4, 2019 to VVP. The securities were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. The foregoing description of the Stockholder Representation Letters and the appointment of VVP as trustee are qualified in its entirety by reference to such agreements which are filed as Exhibits 10.4 and 10.5 to this Quarterly Report and are incorporated herein by reference.

On March 11, 2019, our Board of Directors, approved the issuance of up to an aggregate of Fifteen Million (15,000,000) shares of our common stock, par value $0.0001, representing approximately 8.4% of our issued and outstanding common stock (collectively, the “Shares”), at a per share price of Two Dollars (US $2.00), to about 700 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient was required to execute one of two standard forms of Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 months up to a maximum period of 66 months after the execution of such letter. For ease of administration, the recipients appointed Venvici Partners Limited (“VVP”) as nominee to hold, manage, administer and effectuate the distribution of the Shares upon the expiration of the applicable restricted periods. For so long as VVP is the stockholder of record of the Shares, VVP shall serve as the attorney in fact to vote such Shares at any annual, special or other meeting of the stockholders of the Company, and at any adjournment or adjournments thereof, or pursuant to any consent in lieu of a meeting or otherwise, with respect to any matter that may be submitted for a vote of stockholders of the Company. The securities will be issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder. The foregoing description of the Stockholder Representation Letters and the appointment of VVP as trustee are qualified in its entirety by reference to such agreements which are filed as Exhibits 10.6 and 10.7 to this Quarterly Report and are incorporated herein by reference.

V-More Merchant Acquisition Agreements

On March 19, 2019, we entered into a V-More Merchant Acquisition Agreement with each of the Consultants pursuant to which each Consultant agreed to provide certain services related to the identification, due diligence, acquisition and retention of potential merchants in certain designated territories for inclusion in our V-More platform. As consideration for these services, each Consultant received up to an aggregate of Fourteen Million Three Hundred Twenty Thousand (14,320,000) shares of our common stock, for an aggregate of up to Forty-Two Million Nine Hundred Sixty Thousand (42,960,000) shares of our common stock, subject to the achievement of certain performance milestones and certain clawback rights. We registered Twenty-One Million Four Hundred Eighty Thousand (21,480,000) shares of the amount of shares issuable under the V-More Merchant Acquisition Agreement on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019. The foregoing description of the V-More Merchant Acquisition Agreements is qualified in its entirety by reference to the V-More Merchant Acquisition Agreements dated March 19, 2019, which are filed as Exhibits 10.8, 10.9 and 10.10 to this Quarterly Report and incorporated herein by reference.

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

In connection to the Promotion, we entered into a Consulting Agreement with pursuant to which the Digital Consultant agreed to supply certain digital offerings and services to our customers, including without limitation, order fulfilment services with respect to orders from our customers received through the Digital Consultant’s online platform and its related digital offerings. We issued Ten Million (10,000,000) shares of the Corporation’s Common Stock, par value $0.0001 (the “Shares”), at a per share price of US$2.00, as payment in full for the Services and the satisfaction of all of our obligations to the Digital Consultant with respect to such services. These securities were registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the V-Consulting Agreement dated March 19, 2019, which is filed as Exhibit 10.11 to this Quarterly Report and incorporated herein by reference.

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

Our current corporate structure is as below:

Entry into a Material Definitive Agreement

On April 1, 2019, we entered into a binding Memorandum of Understanding (the “Elusyf MOU”) with Eldee Wai Chong Tang, our Chief Executive Officer and Director, whereby we agreed to reorganize Elusyf Global Private Limited, a Singapore corporation (“EGPL”), into the Company in accordance with the terms of the Elusyf MOU. Upon the consummation of such reorganization, EGPL will become a 51% owned subsidiary of the Company. EGPL is engaged in the business of marketing and distribution of health and beauty products, such as Elusyf Mitos Activa and Cell Activa Phytomask, among other offerings, through its wide network of channels. Mr. Tang owns Fifty-Nine Thousand Nine Hundred Eighty (59,980) ordinary shares of EGPL, representing 51% of the issued and outstanding securities of EGPL The foregoing description of the Elusyf MOU is qualified in its entirety by reference to such Elusyf MOU which is filed as Exhibit 10.12 to this Quarterly Report and are incorporated herein by reference.

On June 17, 2019, we entered into a binding Memorandum of Understanding (the “Kootoro MOU”) with Kootoro Vietnam Inc., a limited liability company organized under the laws of Vietnam (“KVI”), whereby the parties agreed to form a strategic partnership to expand V-More’s footprint and ecosystem into Vietnam. The Partnership will be exclusive subject to the achievement of mutually agreeable milestones. KVI is engaged in the business of managing the distribution and payment of goods through a nationwide network of vending machines and payment gateway to Vietnam. The foregoing description of the Kootoro MOU is qualified in its entirety by reference to such Kootoro MOU which is filed as Exhibit 10.13 to this Quarterly Report and are incorporated herein by reference.

Departure of Officer and Change in Office Bearers

On May 10, 2019, Noble Vici Group, Inc. (the “Company”) accepted the resignation of Jon Yee Chuan Lim from his positions as Chief Operating Officer and Secretary of the Company. Mr. Lim’s resignation became effective May 31, 2019. Mr. Lim’s departure was for personal reasons and not due to any disagreement with the Company on any matter related to the Company’s operations, policies or practices. In connection with Mr. Lim’s resignation from his positions, the Board appointed Sin Chi Yip, our Chief Financial Officer, to serve as the interim Secretary and interim Chief Operating Officer.

On June 21, 2019, Noble Vici Group, Inc. (the “Company”) approved the establishment of the office of the Chief Corporate Officer with oversight responsibilities in the areas of legal and compliance, human resources and administration, and system integration, as a replacement for the office of Chief Operating Officer. The Company created this office in connection with its efforts to re-align priorities and increase effectiveness of the ongoing operations of the Company in light of the vacancy resulting from the resignation of Jon Yee Chuan Lim from his positions as Chief Operating Officer and Secretary of the Company. In connection with the such efforts, the Board appointed Sin Chi Yip to serve as the Chief Corporate Officer and Secretary effective immediately. Mr. Yip relinquished his role as Chief Financial Officer and Interim Chief Operating Officer, Eldee Wai Chong Tang, our Chief Executive Officer, is appointed to serve as interim Chief Financial Officer, effective immediately.

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

Our principal office is located at 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616. This service office is subjected to one year service agreement pursuant to which we are permitted to use the service office space for a period of one year at a monthly rate of S$24,000, or approximately US$17,778. The service office agreement expired on May 31, 2019. We are in discussions with the service provider regarding the extension on the use of the service office. The foregoing description of the service office usage is qualified in its entirety by reference to the Service Agreement dated May 2, 2018, which is filed as Exhibit 10.14 to this Quarterly Report and incorporated herein by reference.

On October 1, 2018, we purchased a building subject to a sixty year leasehold located at 45 Ubi Crescent, Singapore 408590 to serve as our primary operational center. The four story building is approximately 13,000 square feet with a remaining lease term of thirty eight years. The purchase price of S$4,480,000 (approximately US$3,295,819) was financed by a loan with Ethoz Capital Limited in the principal amount of S$3,136,000 (approximately US$2,307,073) at an annual rate of 3.75%, payable over 120 months commencing October 1, 2018. The loan is personally guaranteed by our Chief Executive Officer and Director, Eldee Tang. The foregoing description of the loan is qualified in its entirety by reference to the Secured Term Loan Facility dated September 14, 2018, which is filed as Exhibit 10.15 to this Quarterly Report and incorporated herein by reference.

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

Results of Operations

Comparison of the three months ended June 30, 2019 and June 30, 2018

The following table sets forth certain operational data for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018:

	Three months ended June 30,
	2019	2018
Net Revenue	$9,872,630	$599,145
Cost of revenue	(4,444,211)	(96,462)
Gross profit (loss)	5,428,419	502,683

Operating expenses:
Sales and marketing expense	190,582	189,015
General and operating expenses	12,097,741	554,496
Total operating expenses	(12,288,323)	(743,511)

(Loss) income from operations	(6,859,904)	(240,828)
(Loss) income before income taxes	(6,835,909)	(240,063)
NET (LOSS) / INCOME	$(6,840,504)	$(240,063)
NET (LOSS) / INCOME (INCLUDING STOCK BASED COMPENSATION)	$(6,840,504)	$(240,063)

Net Revenue. We generated net revenue of $9,872,630 and $599,145 for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, 80% of our net revenues were derived from income from V-More, our ecommerce platform. Digital product sales contributed $7,977,071 to our revenue for the three months ended June 30, 2019. The balance of net revenues consisted of mainly of administrative charges income, service income. For the three months ended June 30, 2018, 75% of our net revenues were attributable to sales of our Cerfrion and Cordyceps.

In the near future, we expect to continue to generate revenue from V-more ecommerce platform. On a going forward basis, we expect to generate revenue from our blockchain e-commerce platform as well as any products that we distribute for our merchants, as more merchants are on boarded progressively, among others.

For the three months ended June 30, 2019 and 2018, the following geographic regions accounted for 10% or more of our total net revenues:

Country	June 30, 2019	June 30, 2018
Singapore	37%	25%
Malaysia	34%	–
Philippines	17%	–
Thailand	8%	–
Greater China Region	1%	75%
Rest of the World	3%	–
Total	100%	100%

For the three months ended June 30, 2019 and 2018, no customers accounted for 10% or more of our total net revenues.

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

The following describes the relationship between our key performance indicators and US GAAP reporting:

	Three Months Ended June 30,
	2019	2018
Gross Cash Receipts	$12,332,154	$6,454,391
Less: Undelivered items	(374,144)	(2,095,388)
Less: Supplier’s product & logistics allowances	(286,530)	(1,563,098)
Less: Commission payout	(2,054,215)	(2,346,875)
Net Cash Receipts	$9,617,265	$449,030

Other Sales	$255,365	$150,115

Net Revenue	$9,872,630	$599,145

For the three months ended June 30, 2019, our Gross Cash Receipts net of sales returns was $12,332,154, representing a substantial increase from $6,454,391 for the same period ended 2018. This was attributed to change in product mix from sale of Cordyceps in China in the same period of 2018 to increased revenue from V-More due to increased presence in new markets in Malaysia, Philippines and Thailand. Digital offering sales contributed $7,977,071 to our Gross Cash Receipts for the three months ended June 30, 2019. Undelivered items represent the digital products paid but not delivered yet.

Our Supplier Product & Logistics Allowances for the three months ended June 30, 2019 was $286,530, representing a substantial decrease from the same period in 2018. The decrease in Supplier Product & Logistics Allowance was attributable to the major shift from the physical sale of Cordyceps in China within the same period in 2018 to the online sale of merchant’s offerings using our V-More platform.

Commission Payout for the three months ended June 30, 2019 was $2,054,215 as compared to $2,346,875 for the three months ended June 30, 2018. The decrease in Commission Payout was due to a change in product mix.

For the three months ended June 30, 2019, other sales of $255,365 consisted mainly of V-More administrative fees income as compared to $150,115 for the same period of 2018 where other sales consisted of primarily of service fee income and subscription proceeds.

Gross Profit. We achieved a gross profit of $5,428,419 and $502,683 for the three months ended June 30, 2019, and 2018, respectively. The increase in gross profit is primarily attributable to the major shift in product and offering mix, of which 55% of the gross profit is contributed by the digital product, and this represented a shift in business focus to digital V-More ecommerce.

Operating Expenses. During the three months ended June 30, 2019, and 2018, we incurred operating expenses of $12,288,323 and $743,511, respectively. Our operating expenses for the three months ended June 30, 2019 included a one-time charge of $10,895,722 arising from the issuance of shares of our common stock as compensation to our sales affiliates, merchant acquisition consultants and digital offerings consultant. Excluding the one-time stock based compensation charge, our operating expenses would be $1,392,601 for the three months ended June 30, 2019, as compared to $743,511 for the same period ended June 30, 2018. Excluding the one-time stock based compensation charge, the increase in operating expenses is primarily attributable to an increase in our manpower and other resources to support our change in business focus and re-alignment of our robust strategy. A table summarizing the effects of stock based compensation on our operating expenses is set forth below.

	Three months ended June 30,
	2019	2018
Operating expenses:
Sales and marketing expense	$190,582	$189,015
General and operating expenses	12,097,741	554,496
Total operating expenses	$(12,288,323)	$(743,511)
Less: Stock based compensation	(10,895,722)	–
Total operating expenses (Excluding stock based compensation)	$(1,392,601)	$(743,511)

Net Income (Loss). We recorded a net loss of $6,840,504 and $240,063 for the three months ended June 30, 2019, and 2018, respectively. The increase in net loss is primarily attributable to the one time stock based compensation charge of $10,895,722 for the three months ended June 30, 2019. Excluding the effect of such one-time charge, during the three months ended June 30, 2019, we realized a net income of $4,055,218 as compared to a net loss of $240,063 for the same period ended June 30, 2018. The substantial increase in net income was attributed to change in product mix from sale of Cordyceps in China in the same period of 2018 to increased revenue from V-More due to increased presence in new markets in Malaysia, Philippines and Thailand for the three months ended June 30, 2019. Digital product gross profit contributed 74% to the change in net income (excluding stock based compensation) on year-on-year basis. We hope to make progressive changes to our business model over the next few months to further improve our net income. A table summarizing the effects of stock based compensation on our net income (loss) is set forth below.

	Three months ended June 30,
	2019	2018
NET (LOSS) / INCOME (INCLUDING STOCK BASED COMPENSATION)	$(6,840,504)	$(240,063)
Less: Stock Based Compensation	(10,895,722)	–
NET (LOSS) / INCOME (EXCLUDING STOCK BASED COMPENSATION)	$4,055,218	$(240,063)

Stock Based Compensation. During the three months ended June 30, 2019, we incurred a one-time charge of $10,895,722 arising from the issuance of 5,447,861 shares of our common stock, at a market value of $2 per share. The issuance was made to about 700 sales associates for prior sales and marketing services provided to us and our subsidiaries, affiliates and merchant acquisition consultants and digital offerings consultant. No stock based compensation was incurred during the three months ended June 30, 2018.

Net Income (Loss) (including stock based compensation). We recorded a net loss of $6,840,504 and a net loss of $240,063 for the three months ended June 30, 2019, and 2018, respectively. The increase in the net loss is primarily due to a one-time, non-cash stock based compensation of $10,895,722 to about 700 sales associates for prior sales and marketing services provided to us and our subsidiaries, affiliates and merchant acquisition consultants and digital offerings consultant.

Liquidity and Capital Resources

As of June 30, 2019, we had current assets of $6,447,901 and current liabilities of $4,535,480. Our current assets consisted of $1,394,806 of cash and cash equivalents, $1,175,958 of account receivable, purchase deposits of $3,116,620, amount due from a third party of $221,892, $521,946 of deposits, prepayment and other receivable and inventories of $16,679. Our current liabilities consisted of $582,931 of accrued liabilities and account payables, $1,350,634 of commission liabilities, $1,903,182 of deferred revenue, $91,716 of amount due to Eldee Tang, our Chief Executive Officer and Director, $75,368 of tax payable, $251,332 of finance lease and $280,317 of amount due to related parties for which it represents a unsecured non-interest bearing advance from our shareholder Ms. Kao Wei-Chen.

As of March 31, 2019, we had current assets of $10,037,370 and current liabilities of $12,264,637. Our current assets consisted of $691,331 of cash and cash equivalents, $6,145,460 of accounts receivable, purchase deposits of $2,600,732, an amount due from a third party of $221,327, $361,884 of deposits, prepayment and other receivables, and inventories of $16,636. Our current liabilities consisted of $1,617,855 of commission liabilities, $8,979,352 of deferred revenue, $964,001 of accrued liabilities and account payables, $91,483 of amount due to Eldee Tang, our Chief Executive Officer and Director, $280,317 of amount due to related party consisting of unsecured non-interest bearing advances from our shareholder Ms. Kao Wei-Chen, $84,672 of tax payable and $246,957 of finance lease.

We had accumulated deficits of $131,997,443 and $125,141,278 as of June 30, 2019 and March 31, 2019, respectively. The increase in accumulated deficit is mainly due to the amortization of a one-time, non-cash stock based compensation of $10,895,722 in relation to shares issued to certain sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates, merchant acquisition consultants and digital offerings consultant.

	Three months ended
	06/30/2019	06/30/2018
Net cash generated from (used in) operating activities	$751,199	$(802,311)
Net cash used in investing activities	$(23,159)	$(98,512)
Net cash (used in) generated from financing activities	$(37,172)	$124,913

Net Cash Generated from (Used In) Operating Activities

Net cash generated from operating activities was $751,199 for the three months ended June 30, 2019, and consisted primarily of a net loss of $6,840,504, adjusted for amortization of intangible of $68,995, depreciation of property, plant and equipment of $49,765, a gain on disposal of property, plant and equipment of $3,615 and a one-time non-cash stock based compensation of $10,895,722, a decrease in account receivable of $4,945,362, a decrease in accrued liabilities and account payables of $380,465, offset by an increase in purchase deposits of $505,194, an increase in deposits, prepayments and other receivable of $157,870, decrease in commission liabilities of $269,178, a decrease in deferred revenue of $7,042,375 and a decrease in tax payable of $9,444.

Net cash used in operating activities was $802,311 for the three months ended June 30, 2018, and consisted primarily of a net loss of $240,063, adjusted for amortization of intangible of $11,148 and depreciation of property, plant and equipment of $31,289, a decrease in amount due from a third party of $892, and increase in deferred revenue of $2,095,388, offset by an increase in deposits, prepayments and other receivable of $1,220,510, an increase in purchase deposits of $448,256, an increase in amount due from related companies of $172,989, a decrease in accrued liabilities and account payables of $301,798, a decrease in commission liabilities of $420,725 and a decrease in tax payable of $136,687.

Net Cash Used In Investing Activities

Net cash used in investing activities was $23,159 for the three months ended June 30, 2019, and consisted primarily of proceeds from disposal of property, plant and equipment of $52,829 and purchase of property, plant and equipment of $75,988. Net cash used in investing activities was $98,512 for the three months ended June 30, 2018 and consisted primarily of purchases of plant and equipment of $23,545 and intangible assets of $74,967.

Net Cash (Used in) Generated From Financing Activities

Net cash used in financing activities for the three months ended June 30, 2019, was $37,172 and consisted primarily of advance to related parties of $709 and repayment of a finance lease of $36,463. Net cash generated from financing activities for the three months ended June 30, 2018 was $124,913 and consisted primarily of proceeds from the issuance of our securities of $152,726 offset by repayment of a finance lease of $27,813.

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Building	38 years or lesser than term of lease
Leasehold improvements	-103 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1- 3 years
Motor vehicle	2-3.33 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

•	Revenue recognition

Revenue is recognized when it is realized or realizable and earned, in accordance with ASC 605 Revenue Recognition (“ASC 605”). Revenue from the sale of products is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been performed; (3) the seller’s price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Product sales are recorded net of good and service taxes and product returns.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Period-end S$:US$1 exchange rate	1.3520	1.3619
Period average S$:US$1 exchange rate	1.3629	1.3339

•	Related parties

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

ITEM 4              Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2018, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A           Risk Factors

None.

ITEM 2              Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3              Defaults upon Senior Securities

None.

ITEM 4              Mine Safety Disclosures

Not applicable.

ITEM 5              Other Information

ITEM 6              Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Description of Capital Stock (3)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (4)
10.3	Form of Stockholder Representation Letters (5)
10.4	Form of Stockholder Representation Letters (6)
10.5	Form of Trustee Letter (7)
10.6	Form of Stockholder Representation Letters (8)
10.7	Form of Trustee Letter (9)
10.8	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Frank Chia Kok Meng (10)
10.9	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Lew Chuen Cheah (11)
10.10	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Yang Shang Yue (12)
10.11	Consulting Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Sukullayanee Suwunnavid (13)
10.12	Binding Memorandum of Understanding, dated April 1, 2019, by and between the Company and Eldee Wai Chong Tang. (14)
10.13	Binding Memorandum of Understanding, dated June 17, 2019, by and between the Company and Kootoro Vietnam Inc. (15)
10.14	Service Agreement, dated May 2, 2018, by and between Neo & Partners Global and Noble Vici Private Limited (16)
10.15	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd. (17)
10.16	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (16)
10.17	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (15)
14	Code of Business Conduct and Ethics (18)
21	List of Subsidiaries *
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

*Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from the Exhibits to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2019
(4)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(5)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018.
(6)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(7)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(8)	Incorporated by reference from Exhibits 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(9)	Incorporated by reference from Exhibits 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(10)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(11)	Incorporated by reference from the Exhibit 10.2 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(12)	Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(13)	Incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(14)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019.
(15)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2019.
(16)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(17)	Incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2019.
(18)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: August 14, 2019

