Form 10-Q
period 2019-09-30
Noble Vici Group, Inc.
filed 2019-11-14
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 11, 2019, the issuer had outstanding 210,804,160 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,969,854	$691,331
Accounts receivable	719,816	6,145,460
Purchase deposits	3,048,807	2,600,732
Amount due from a third party	217,064	221,327
Deposits, prepayment and other receivables	1,332,161	361,884
Inventories	16,316	16,636
Total current assets	8,304,018	10,037,370

Non-current assets:
Intangible assets, net	419,278	566,262
Property, plant and equipment, net	3,630,671	3,754,685
Total non-current assets	4,049,949	4,320,947

TOTAL ASSETS	$12,353,967	$14,358,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,918,003	$–
Accrued liabilities and other payables	648,944	964,001
Commission liabilities	987,058	1,617,855
Deferred revenue	2,411,133	8,979,352
Amount due to a director	17,556	91,483
Amounts due to a related party	280,317	280,317
Income tax payable	89,783	84,672
Current portion of obligations under finance leases	245,863	246,957
Total current liabilities	6,598,657	12,264,637

Long-term liabilities:
Obligations under finance leases	1,868,496	2,008,708

TOTAL LIABILITIES	8,467,153	14,273,345

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,704,160 shares issued and outstanding as of September 30, 2019 and March 31, 2019	21,070	21,070
Additional paid up capital	136,227,920	136,227,920
Deferred compensation	–	(10,936,760)
Accumulated other comprehensive (loss) income	(141,380)	20,089
Accumulated losses	(132,182,904)	(125,141,278)
Total NVGI stockholders’ equity	3,924,706	191,041
Non-controlling interest	(37,892)	(106,069)
	3,886,814	84,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,353,967	$14,358,317

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

REVENUE, NET	$2,738,254	$364,352	$12,610,884	$963,497

Cost of revenue	(1,616,242)	(321,341)	(6,060,453)	(417,803)

Gross profit	1,122,012	43,011	6,550,431	545,694

Operating expenses:
Sales and marketing	39,730	53,131	338,321	242,146
General and administrative	1,202,526	562,546	13,192,258	1,117,042
Total operating expenses	1,242,256	615,677	13,530,579	1,359,188

LOSS FROM OPERATIONS	(120,244)	(572,666)	(6,980,148)	(813,494)

Other (expense) income:
Interest expense	(22,188)	(1,011)	(44,565)	(1,699)
Government subsidy income	–	(14)	–	1,053
Management fee income	10,861	–	32,873	–
Sundry income	1,686	11,994	26,046	12,380
Total other income (expense)	(9,641)	10,969	14,354	11,734

LOSS BEFORE INCOME TAXES	(129,885)	(561,697)	(6,965,794)	(801,760)

Income tax expense	6,629	–	11,224	–

NET LOSS	$(136,514)	$(561,697)	$(6,977,018)	$(801,760)

Less: Net income attributable to non-controlling interest	48,947	–	64,608	–

Net loss attributable to NVGI	(185,461)	(561,697)	(7,041,626)	(801,760)

NET LOSS	$(136,514)	$(561,697)	$(6,977,018)	$(801,760)

Other comprehensive income:
– Foreign currency translation (loss) gain	(158,572)	17,176	(161,469)	59,886

COMPREHENSIVE LOSS	$(295,086)	$(544,521)	$(7,138,487)	$(741,874)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Weighted average common shares outstanding:
– Basic and diluted	210,704,160	142,818,378	210,704,160	142,741,194

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Six months ended September 30, 2019
					Accumulated
					other		Total
			Additional		comprehensive		stockholders’	Non-
	Common stock		paid up	Deferred	income	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	compensation	(loss)	losses	(deficit)	interest	equity

Balance as of April 1, 2019	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

Non-controlling interest	–	–	–	–	–	–	–	3,569	3,569

Amortization of stock-based compensation	–	–	–	10,936,760	(107,521)	–	10,829,239	–	10,829,239

Foreign currency translation adjustment	–	–	–	–	(53,948)	–	(53,948)	–	(53,948)

Net (loss) income for the period	–	–	–	–	–	(7,041,626)	(7,041,626)	64,608	(6,977,018)

Balance as of September 30, 2019	210,704,160	$21,070	$136,227,920	$–	$(141,380)	$(132,182,904)	$3,924,706	$(37,892)	$3,886,814

	Six months ended September 30, 2018
				Accumulated
				other		Total
			Additional	comprehensive		stockholders’	Non-
	Common stock		paid up	(loss)	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	income	losses	(deficit)	interest	deficit

Balance as of April 1, 2018 (restated)	140,000,000	$14,000	$–	$(46,440)	$(1,131,214)	$(1,163,654)	$–	$(1,163,654

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	(319,234)	(318,968)	–	(318,968)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–

Capital injection from shareholder	–	–	152,726	–	–	152,726	–	152,726

Share issued for acquisition of subsidiaries	1,020,000	102	2,039,898	–	–	2,040,000	–	2,040,000

Non-controlling interest from acquisition	–	–	–	–	–	–	10,872	10,872

Foreign currency translation adjustment	–	–	–	59,886	–	59,886	–	59,886

Net loss for the period	–	–	–	–	(801,760)	(801,760)	–	(801,760)

Balance as of September 30, 2018	143,683,161	$14,368	$2,192,624	$13,446	$(2,252,208)	$(31,770)	$10,872	$(20,898)

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Three months ended September 30, 2019
					Accumulated
					other		Total
			Additional		comprehensive		stockholders’	Non-
	Common stock		paid up	Deferred	income	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	compensation	(loss)	losses	(deficit)	interest	equity

Balance as of July 1, 2019	210,704,160	$21,070	$136,227,920	$–	$17,192	$(131,997,443)	$4,268,739	$(90,408)	$4,178,331

Foreign currency translation adjustment	–	–	–	–	(158,572)	–	(158,572)	3,569	(155,003)

Net (loss) income for the period	–	–	–	–	–	(185,461)	(185,461)	48,947	(136,514)

Balance as of September 30, 2019	210,704,160	$21,070	$136,227,920	$–	$(141,380)	$(132,182,904)	$3,924,706	$(37,892)	$3,886,814

	Three months ended September 30, 2018
				Accumulated
				other		Total
			Additional	comprehensive		stockholders’	Non-
	Common stock		paid up	(loss)	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	income	losses	(deficit)	interest	deficit

Balance as of July 1, 2018 (restated)	140,000,000	$14,000	$–	$(3,730)	$(1,131,214)	$(1,361,007)	$–	$(1,163,654

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	(319,234)	(318,968)	–	(318,968)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–

Capital injection from shareholder	–	–	152,726	–	–	152,726	–	152,726

Share issued for acquisition of subsidiaries	1,020,000	102	2,039,898	–	–	2,040,000	–	2,040,000

Non-controlling interest from acquisition	–	–	–	–	–	–	10,872	10,872

Foreign currency translation adjustment	–	–	–	17,176	–	17,176	–	17,176

Net loss for the period	–	–	–	–	(561,697)	(561,697)	–	(561,697)

Balance as of September 30, 2018	142,683,161	$14,368	$2,192,624	$13,446	$(2,252,208)	$(31,770)	$10,872	$(20,898)

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Six months ended September 30,
	2019	2018

Cash flow from operating activities:
Net loss	$(6,977,018)	$(801,760)
Adjustments for:
Amortization of intangible assets	137,383	25,926
Depreciation of property, plant and equipment	98,020	62,933
Stock based compensation	10,829,239	–
Gain on disposal of property, plant and equipment	(3,599)	–

Change in operating assets and liabilities:
Accounts receivable	5,358,303	–
Deposits, prepayment and other receivables	(986,651)	(1,091,592)
Amounts due from related companies	–	(142,290)
Account payables	1,936,453	(389,225)
Accrued liabilities and other payables	(299,338)	453,738
Commission liabilities	(605,397)	(27,849)
Deferred revenue	(6,456,749)	1,074,024
Purchase deposit	(502,971)	–
Income tax payable	6,807	(312,888)
Net cash generated from (used in) operating activities	2,534,482	(1,148,983)

Cash flow from investing activities:
Proceeds from disposal of property, plant and equipment	52,596	–
Purchase of property, plant and equipment	(94,837)	(30,142)
Purchase of intangible assets	–	(185,090)
Cash from acquisition of subsidiaries	–	37,576
Net cash used in investing activities	(42,241)	(177,656)

Cash flow from financing activities:
Capital injection	–	152,726
Proceeds from (repayment to) a director	(72,858)	33,816
Proceeds from related parties	5,452	–
Repayment of finance lease	(98,792)	(54,597)
Net cash (used in) generated from financing activities	(166,198)	131,945

Foreign currency translation adjustment	(47,520)	(84,759)

Net change in cash and cash equivalents	2,278,523	(1,279,453)

BEGINNING OF PERIOD	691,331	1,536,980

END OF PERIOD	$2,969,854	$257,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$92,227	$–
Cash paid for interest	$44,565	$1,699

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

In the opinion of management, the consolidated balance sheet as of March 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2020 or for any future period.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended March 31, 2019.

NOTE—2          DESCRIPTION OF BUSINESS AND ORGANIZATION

Noble Vici Group, Inc. (the “Company”), formerly known as Gold Union Inc., was incorporated under the laws of the State of Delaware on July 6, 2010 under the name of Advanced Ventures Corp. Effective January 6, 2014, the Company changes its name to “Gold Union Inc.” Effective March 26, 2019, the Company changes its current name to Noble Vici Group, Inc (“NVGI”).

The Company is currently engaged in the IoT, Big Data, Blockchain and E-commerce business.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Noble Vici Pte Ltd	Republic of Singapore	Holding company	S$200,001	100%

Noble Infotech Applications Pte Ltd	Republic of Singapore	Development of software for interactive digital media and software consultancy	S$ 1	100%

Noble Digital Apps Sendirian Berhad	Federation of Malaysia	Digital apps and big data business	MYR1,000	51%

The Digital Agency Pte. Ltd.	Republic of Singapore	Business and management consultancy services	$1	51%

Venvici Pte Ltd	Republic of Singapore	Business and management consultancy services on e-commerce service	S$100,000	100%

Venvici Ltd	Republic of Seychelles	Business and management consultancy services on e-commerce service	US$50,000	100%

Ventrepreneur (SG) Pte Ltd	Republic of Singapore	Online retailing	S$10,000	100%

UB45 Pte Limited	Republic of Singapore	Investment holding	S$10,000	100%

ToroV System Private Limited	Republic of Singapore	IoT Retailing	S$10,000	51%

VMore Holding Limited	New Zealand	New Zealand holding company	NZ$10,000	100%

VMore Merchants Pte Ltd	Republic of Singapore	Merchants onboarding	S$1,000	100%

AIM System Pte Ltd	Republic of Singapore	Affiliate System Provider	S$1,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

NOTE—3          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

●	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. Significant estimates in the six months ended September 30, 2019 and 2018 include the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of goodwill and the value of stock-based compensation.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of a receivable account is determined based on these factors. The Company does not accrue interest on aged accounts receivable. As of September 30, 2019, there were no allowances for doubtful accounts.

●	Intangible assets

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

●	Property, plant and equipment

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended September 30, 2019 and 2018 were $48,255 and $31,653, as part of operating expenses, respectively.

Depreciation expense for the six months ended September 30, 2019 and 2018 were $98,020 and $62,933, as part of operating expenses, respectively.

●	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of September 30, 2019.

●	Revenue recognition

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

●	Commission credits

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

●	Income taxes

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

●	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and six months ended September 30, 2019 and 2018.

●	Finance leases

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

●	Foreign currencies translation

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the period ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Period-end S$:US$1 exchange rate	1.3821	1.3666
Period average S$:US$1 exchange rate	1.3689	1.3507

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

●	Comprehensive income

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

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the three and six months ended September 30, 2019 and 2018, the Company operates in one reportable operating segment in Singapore and Asian Region.

●	Related parties

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

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

The Company follows paragraph 825-10-50-10 of the FASB ASC for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB ASC establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB ASC establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB ASC are described below:

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

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

●	Recent accounting pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessees will be required to recognize all leases (with the exception of short-term leases) at the commencement date including a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use (ROU) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In December 2017, January 2018, July 2018, December 2018 and March 2019, the FASB issued ASU 2017-13, ASU 2018-01, ASU 2018-10 & 11, ASU 2018-20 and ASU 2019-01, respectively, which contain modifications and improvements to ASU 2016-02. The amendments provide entities with an additional (and optional) transition method to adopt the new leases standard. Under the Optional Transition Method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. On January 1, 2019, the Company adopted ASC Topic 842 using the modified retrospective approach and elected to utilize the Optional Transition Method. In addition, the Company elected the land easement transition practical expedient and did not reassess whether an existing or expired land easement is a lease or contains a lease if it has not historically been accounted for as a lease. The adoption did not impact the Company’s previously reported consolidated financial statements nor did it result in a cumulative effect adjustment to retained earnings as of January 1, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment. ASU 2018-07 aligns the accounting for share based payments granted to non-employees with that of share based payments granted to employees. The Company early adopted ASU No. 2018-07 in the fourth quarter of 2018 and there was no cumulative effect of adoption. The adoption of this ASU did not have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

NOTE—4          REVENUE

	Six months ended September 30,
	2019	2018

Products sales, as principal	$7,662,846	$1,783
Products sales, as agent (net basis)	3,289,494	700,813
Training service	1,249,510	–
Other operating revenue	409,034	260,901
	$12,610,884	$963,497

NOTE—5          INTANGIBLE ASSETS

	September 30, 2019	March 31, 2019
		(Audited)
Gaming right and software
Gross carrying value	$1,214,398	$1,238,254
Less: accumulated amortization	(795,120)	(671,992)
Net carrying value	419,278	566,262
Non-amortising portion	–	–

Intangible assets, net	$419,278	$566,262

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Amortization expense for the three months ended September 30, 2019 and 2018 were $68,388 and $14,778, as part of operating expenses, respectively.

Amortization expense for the six months ended September 30, 2019 and 2018 were $137,383 and $25,926, as part of operating expenses, respectively.

The following table outlines the annual amortization expense for the next two years:

Years ending September 30:
2020	$272,149
2021	147,129

Total	$419,278

NOTE—6          AMOUNT DUE FROM A THIRD PARTY

As of September 30, 2019, the Company made temporary advance of $217,064 to a third party, which is secured by the stocks held and becomes mature on or before 31 December 2019. Interest is charged at the rate of 5% per annum.

NOTE—7          AMOUNTS DUE TO A DIRECTOR

As of September 30, 2019, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE—8          AMOUNTS DUE TO A RELATED PARTY

As of September 30, 2019, the Company owed the amount of $280,317 due to the former shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE—9         OBLIGATIONS UNDER FINANCE LEASES

The Company purchased several motor vehicles and properties under finance lease agreements with the effective interest rate ranging from 3.75% to 22.8% per annum, due through March 10, 2026, with principal and interest payable monthly. The obligations under the finance leases are as follows:

	September 30, 2019	March 31, 2019

Finance lease	$2,893,668	$3,089,747
Less: interest expense	(779,309)	(834,082)

Net present value of finance lease	$2,114,359	$2,255,665

Current portion	$245,863	$246,957
Non-current portion	1,868,496	2,008,708

Total	$2,114,359	$2,255,665

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

As of September 30, 2019, the maturities of the finance leases for each of the five years and thereafter are as follows:

Years ending September 30:
2020	$245,863
2021	245,863
2022	237,637
2023	234,324
2024	234,324
Thereafter	916,348

Total	$2,114,359

Included in the consolidated balance sheet as of September 30, 2019 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $3,458,640 and $115,871, respectively. Included in the consolidated balance sheet as of September 30, 2018 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $260,000 and $89,577, respectively.

The building under finance lease is personally guaranteed by the director of the Company, Eldee Tang.

NOTE—10          INCOME TAX

The Company generated an operating loss for the six months ended September 30, 2019 and 2018, recorded tax expenses of $11,224 for the six months ended September 30, 2019. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of September 30, 2019, the Company incurred $885,009 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $185,852 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The reconciliation of income tax rate to the effective income tax rate based on loss before income taxes for the six months ended September 30, 2019 and 2018 are as follows:

	Six months ended September 30,
	2019	2018

Loss before income taxes	$(3,962,418)	$(801,760)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(673,611)	(136,299)
Tax effect of non-taxable income	684,835	136,299
Income tax expense	$11,224	$–

NOTE—11          RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $140,774 and $53,131, for the three months ended September 30, 2019 and 2018.

Royalty charges and marketing expenses paid to a related company totaled $331,356 and $242,146, for the six months ended September 30, 2019 and 2018.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE—12          CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended September 30, 2019 and 2018, there is no individual customer exceeding 10% of the Company’s revenue.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended September 30,
	2019	2018

China	$121,954	$252,557
Singapore	1,917,996	110,786
Malaysia	400,551	–
Philippines	44,014	–
Thailand	46,056	–
Indonesia	90,916	–
Other countries in Asia Pacific	116,767	1,009

	$2,738,254	$364,352

	Six months ended September 30,
	2019	2018

China	$216,630	$700,813
Singapore	5,471,751	260,901
Malaysia	3,647,045	–
Philippines	1,646,602	–
Thailand	797,854	–
Indonesia	397,016	–
Other countries in Asia Pacific	433,986	1,783

	$12,610,884	$963,497

All of the Company’s long-lived assets are located in Singapore.

(b)       Major vendors

For the three and six months ended September 30, 2019, there are no vendors representing more than 10% of the Company’s purchase.

For the three and six months ended September 30, 2018, there are no vendors representing more than 10% of the Company’s purchase.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

(c)       Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance leases. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2019, borrowing under finance lease was at fixed rates.

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

NOTE—13          COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitments

During the three and six months ended September 30, 2019 and 2018, the Company leased its properties under operating leases. The leases typically commence for a period ranging for 1 to 3 years. None of the leases includes contingent rentals.

As of September 30, 2019, the Company has future rental payables under non-cancellable operating leases of $193,853 in the next twelve months.

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

NOTE—14          SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2019, up through November 14, 2019, the Company issued the unaudited condensed consolidated financial statements. During the period, the Company has the material recognizable subsequent events, as follows:

On October 8, 2019, the Company approved the issuance of 100,000 shares of its common stock to its legal counsel for legal services provided to the Company. These shares were subsequently issued on October 18, 2019.

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

In August and September 2019, to achieve proximity to New Zealand and Australia markets and to expand our IoT business, we further reorganized our company as follows:

•	Formed VMore Holding Limited New Zealand (“VMNZ”) to serve as a holding company for our New Zealand activities; and
•	Acquired 51% of ToroV System Private Limited (Singapore) ("TVPL"), with the remaining balance held by Eldee Tang, our Chief Executive Officer and director.

Our current corporate structure is as below:

Entry into a Material Definitive Agreement

On April 1, 2019, we entered into a binding Memorandum of Understanding (the “Elusyf MOU”) with Eldee Wai Chong Tang, our Chief Executive Officer and Director, whereby we agreed to reorganize Elusyf Global Private Limited, a Singapore corporation (“EGPL”), into the Company in accordance with the terms of the Elusyf MOU. Upon the consummation of such reorganization, EGPL will become a 51% owned subsidiary of the Company. EGPL is engaged in the business of marketing and distribution of health and beauty products, such as Elusyf Mitos Activa and Cell Activa Phytomask, among other offerings, through its wide network of channels. Mr. Tang owns Fifty-Nine Thousand Nine Hundred Eighty (59,980) ordinary shares of EGPL, representing 51% of the issued and outstanding securities of EGPL. We are still in the process of due diligence of EG. The foregoing description of the Elusyf MOU is qualified in its entirety by reference to such Elusyf MOU which is filed as Exhibit 10.12 to this Quarterly Report and are incorporated herein by reference.

On June 17, 2019, we entered into a binding Memorandum of Understanding (the “Kootoro MOU”) with Kootoro Vietnam Inc., a limited liability company organized under the laws of Vietnam (“KVI”), whereby the parties agreed to form a strategic partnership to expand V-More’s footprint and ecosystem into Vietnam. Due to a delay in achieving the mutually agreeable milestones, we terminated the Partnership in good faith on November 6, 2019, and determined to pursue our own expansion into our IoT business.

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

Our Operations and Future Plans

We are focused on providing users with innovative tools to live and interact in the modern mobile world through our ecosystem of IoT, Big Data, Blockchain and E-commerce products and services. We integrate blockchain technology with our E-commerce platform to connect consumers and merchants in a dynamic global marketplace via blockchain transactions. We onboard users, consumers and referrers through our Affiliate Incentivized Marketing (AIM) model while merchants are onboarded via our Merchant Incentivized Marketing (MIM) model. Some products and services offered in our ecosystem include procurement of discounted goods and services, referral reward system, mobile games and digital marketing, financial markets apps and a “Business Centre” within the same app. Our E-commerce platform not only offers users the ability to make online purchases, but also the convenience of an O2O (Online to Offline) platform whereby consumers can transact at a discount online while goods and services are distributed at a physical location. This drives traffic to the already weakened retail industry. The Business Centre within our ecosystem is offered through a mobile app and allows users to create their own referral platform within our ecosystem.

In addition to the E-commerce platform, we intend to focus on the sales and distribution of IoT smart devices and appliances. We have started to include IoT appliances such as smart coffee dispensing machines as part of our new offerings. We hope to integrate the infrastructure of IoT into our E-commerce platform in the future.

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

On October 1, 2018, we purchased a building subject to a sixty year leasehold located at 45 Ubi Crescent, Singapore 408590 to serve as our primary operational center. The four storey building is approximately 13,000 square feet with a remaining lease term of thirty-eight years. The purchase price of S$4,480,000 (approximately US$3,295,819) was financed by a loan with Ethoz Capital Limited in the principal amount of S$3,136,000 (approximately US$2,307,073) at an annual rate of 3.75%, payable over 120 months commencing October 1, 2018. The loan is personally guaranteed by our Chief Executive Officer and Director, Eldee Tang. The foregoing description of the loan is qualified in its entirety by reference to the Secured Term Loan Facility dated September 14, 2018, which is filed as Exhibit 10.15 to this Quarterly Report and incorporated herein by reference.

On January 19, 2019, we opened a branch office in Taiwan to service merchants and customers of our online platform, V-more, located within the Greater China Region. Our Taiwan branch office also oversees the operations of a V-More branded office located in China and is operated by one of our sales affiliates. The Taiwan branch office is currently operated through our subsidiary VESG. The Taiwan branch office is a party to a lease agreement, a summary of which is as follows:

Name of Branch	Ventrepreneur (SG) Private Limited, Taiwan Branch
Office Address	282 Zheng Bei Road 2, Level 5 Unit 3, Xitun District, Taichung, Taiwan
Tenancy Period	December 1, 2018 to November 30, 2020
Premises Size	Approximately 3,000 square feet
Yearly Lease Amount	US$37,473 for Taiwan branch

In addition to our Taiwan office and China affiliate office, certain of our sales affiliates also operate additional V-More branded affiliate offices in the following regions: Indonesia, Thailand and Malaysia. We hope to memorialize the terms of operations of these affiliate offices in the near future.

Intellectual Property

We continue to own the rights, title and interests in Patent for a receptacle catheter with integral anchoring means, which Patent is associated with our former business. The Patent was issued on September 1, 2004 and will expire on September 6, 2022. We do not expect to exploit these Patents in the near future.

Results of Operations

Comparison of the three months ended September 30, 2019 and September 30, 2018

The following table sets forth certain operational data for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018:

	Three months ended September 30,
	2019	2018
Net revenue	$2,738,254	$364,352
Cost of revenue	(1,616,242)	(321,341)
Gross profit	1,122,012	43,011
Operating expenses:
Sales and marketing expense	(39,730)	(53,131)
General and operating expenses	(1,202,526)	(562,546)
Total operating expenses	(1,242,256)	(615,677)
Loss from operations	(120,244)	(572,666)
Loss before income taxes	(129,885)	(561,697)
NET LOSS	$(136,514)	$(561,697)

Net Revenue. We generated net revenue of $2,738,254 and $364,352 for the three months ended September 30, 2019 and 2018, respectively. For the three months ended September 30, 2019, 57% of our net revenue was derived from income from V-More, our ecommerce platform while 38% of our net revenue was contributed by our IoT business, mainly from smart coffee dispensing machines sales. The balance of net revenues consisted of mainly of administrative charges income, service income. For the three months ended September 30, 2018, 68% of our net revenue were attributable to sales of our Cerfrion and Cordyceps. The balance of net revenues consisted of mainly of administrative charges income and service income.

On a going forward basis, we expect to generate revenue from our IoT products such as our smart coffee dispensing machines, e-commerce platform as well as any products that we distribute for our merchants, as more merchants are on boarded progressively, among others.

For the three months ended September 30, 2019 and 2018, the following geographic regions accounted for 10% or more of our total net revenues:

Country	September 30, 2019	September 30, 2018
Singapore	70%	30%
Malaysia	15%	-
Philippines	2%	-
Thailand	2%	-
Indonesia	3%	-
Greater China Region	4%	69%
Rest of the World	4%	1%
Total	100%	100%

For the three months ended September 30, 2019 and 2018, no customers accounted for 10% or more of our total net revenues.

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

The following describes the relationship between our key performance indicators and US GAAP reporting:

	Three Months Ended September 30,
	2019	2018
Gross Cash Receipts	$3,112,153	$5,197,691
Less: Undelivered items	$(453,297)	$(1,230,659)
Less: Supplier’s product & logistics allowances	$(32,567)	$(1,564,190)
Less: Commission payout	$(41,705)	$(2,149,420)
Net Cash Receipts	$2,584,584	$253,422

Other Sales	$153,670	$110,930

Net Revenue	$2,738,254	$364,352

For the three months ended September 30, 2019, our Gross Cash Receipts net of sales returns was $3,112,153, representing a decrease from $5,197,691 for the same period ended 2018. This was attributed to change in product mix from sale of Cordyceps in China in the same period of 2018 to increased sales from our IoT business which currently is mainly comprised of smart coffee dispensing machines sales in new markets in Malaysia, Philippines, Thailand and Indonesia. For the three months ended September 30, 2019, VMore and Digital offering sales contributed $1,862,643 or approximately 60% of our Gross Cash Receipts while sales of smart coffee machines contributed the balance of the Gross Cash Receipts. Moving forward, in addition to our digital offerings and e-commerce business, we intend to increase our focus on the distribution IoT related products such as smart coffee dispensing machines.

Our undelivered items for the three months ended September 30, 2019, was $453,297 and consisted primarily of digital products paid for but not yet delivered. Our undelivered items for the three months ended September 30, 2018, was $1,230,659 and consisted primarily of Cordyceps and Cerfrion. We expect undelivered items to be fulfilled within three months generally.

Our Supplier Product & Logistics Allowances for the three months ended September 30, 2019 and 2018 was $32,567 and $1,564,190 respectively. The decrease in Supplier Product & Logistics Allowance was attributable to the major shift from the physical sale of Cordyceps in China within the same period in 2018 to the online sale of merchant’s offerings from our V-More platform.

Commission Payout for the three months ended September 30, 2019 was $41,705 as compared to $2,149,420 for the three months ended September 30, 2018. The decrease in Commission Payout was due to a change in product mix.

For the three months ended September 30, 2019, other sales of $153,670 consisted mainly of courses and V-More administrative fees income as compared to $110,930 for the same period of 2018 where other sales consisted of primarily of service fee income and subscription proceeds.

Gross Profit. We achieved a gross profit of $1,122,012 and $43,011 for the three months ended September 30, 2019, and 2018, respectively. The increase in gross profit is primarily attributable to the major shift in product and offering mix. For the three months ended September 30, 2019, 57% of our gross profit was derived from income from V-More, our ecommerce platform, while 38% of our gross profit was contributed by IoT business, mainly from smart coffee dispensing machines sales. For the three months ended September 30, 2018, 68% of our gross profit was derived from sales of Cordyceps and Cerfrion while the balance of gross profit consisted of mainly of administrative charges income and service income.

Operating Expenses.

	Three months ended September 30,
	2019	2018
Operating expenses:
Sales and marketing expense	$(39,730)	$(53,131)
General and operating expenses	$(1,202,526)	$(562,546)
Total operating expenses	$(1,242,256)	$(615,677)
Less: Stock based compensation	$–	$–
Total operating expenses (Excluding stock based compensation)	$(1,242,256)	$(615,677)

During the three months ended September 30, 2019, and 2018, we incurred operating expenses of $1,242,256 and $615,677, respectively. The increase in operating expenses is primarily attributable to an increase in our manpower and other resources to support our change in business focus and re-alignment of our strategy.

Net Income (Loss).

	Three months ended September 30,
	2019	2018
NET LOSS (INCLUDING STOCK BASED COMPENSATION)	$(136,514)	$(561,697)
Less: Stock Based Compensation	$–	$–
NET LOSS (EXCLUDING STOCK BASED COMPENSATION)	$(136,514)	$(561,697)

We recorded a net loss of $136,514 and $561,697 for the three months ended September 30, 2019, and 2018, respectively. The decrease in net loss was attributed to change in product mix from sale of Cordyceps in China in the three months ended September 30, 2018, to smart coffee dispensing machine sales and V-More’s increased presence in new markets in Malaysia, Philippines and Thailand for the three months ended September 30, 2019. We hope to make progressive changes to our business model in the near future to further improve our net income.

Comparison of the six months ended September 30, 2019 and September 30, 2018

The following table sets forth certain operational data for the six months ended September 30, 2019, as compared to the six months ended September 30, 2018:

	Six months ended September 30,
	2019	2018
Net revenue	$12,610,884	$963,497
Cost of revenue	(6,060,453)	(417,803)
Gross profit	6,550,431	545,694
Operating expenses:
Sales and marketing expense	338,321	242,146
General and operating expenses	13,192,258	1,117,042
Total operating expenses	(13,530,579)	(1,359,188)
Loss from operations	(6,980,148)	(813,494)
Loss before income taxes	(6,965,794)	(801,760)
NET LOSS	$(6,977,018)	$(801,760)

Net Revenue. We generated net revenue of $12,610,884 and $963,497 for the six months ended September 30, 2019 and 2018, respectively. For the six months ended September 30, 2019, 90% of our net revenues were derived from income from V-More, our ecommerce platform. Sales from our IoT’s coffee machines contributed 8% to our revenue for the six months ended September 30, 2019. The balance of net revenues consisted of mainly of administrative charges income, service income. For the six months ended September 30, 2018, 73% of our net revenues were attributable to sales of our Cerfrion and Cordyceps.

On a going forward basis, we expect to generate revenue from our IoT products such as smart coffee dispensing machines and e-commerce platform as well as any products that we distribute for our merchants, as more merchants are on boarded progressively, among others.

For the six months ended September 30, 2019 and 2018, the following geographic regions accounted for 10% or more of our total net revenues:

Country	September 30, 2019	September 30, 2018
Singapore	43%	27%
Malaysia	29%	-
Philippines	13%	-
Thailand	6%	-
Indonesia	3%
Greater China Region	2%	73%
Rest of the World	4%	-
Total	100%	100%

For the six months ended September 30, 2019 and 2018, no customers accounted for 10% or more of our total net revenues.

Key Performance Indicators: Gross Cash Receipts, Supplier Product & Logistics Allowance and Commission Payout

The following describes the relationship between our key performance indicators and US GAAP reporting:

	Six Months Ended September 30,
	2019	2018
Gross Cash Receipts	$15,444,307	$11,652,082
Less: Undelivered items	$(827,441)	$(3,326,047)
Less: Supplier’s product & logistics allowances	$(319,097)	$(3,127,288)
Less: Commission payout	$(2,095,920)	$(4,496,295)
Net Cash Receipts	$12,201,849	$702,452

Other Sales	$409,035	$261,045

Net Revenue	$12,610,884	$963,497

For the six months ended September 30, 2019, our Gross Cash Receipts net of sales returns was $15,444,307, representing an increase from $11,652,082 for the same period ended 2018. The increase was attributable to changes in product mix from sale of Cordyceps in China in the six months ended September 30, 2018 to increased revenue from IoT’s coffee dispensing machines, contributing 8% and V-More’s increased presence in new markets in Malaysia, Philippines and Thailand, which represented 92% of the overall Gross Cash Receipts. Undelivered items represent the digital products paid but not delivered yet.

Our undelivered items for the six months ended September 30, 2019, was $827,441 and consisted primarily of digital products paid for but not yet delivered. Our undelivered items for the six months ended September 30, 2018, was $3,326,047 and consisted primarily of Cordyceps and Cerfrion. We expect undelivered items to be fulfilled within three months generally.

Our Supplier Product & Logistics Allowances for the six months ended September 30, 2019 was $319,097, representing a substantial decrease from $3,127,288 for the same period in 2018. The decrease in Supplier Product & Logistics Allowance was attributable to the major shift from the physical sale of Cordyceps in China within the six months ended September 30, 2018 to the online sale of merchant’s offerings using our V-More platform during the six month ended September 30, 2019.

Commission Payout for the six months ended September 30, 2019 was $2,095,920 as compared to $4,496,295 for the six months ended September 30, 2018. The decrease in Commission Payout was due to a change in product mix.

For the six months ended September 30, 2019, other sales of $409,035 consisted mainly of V-More administrative fees income as compared to $261,045 for the same period of 2018 where other sales consisted of primarily of service fee income and subscription proceeds.

Gross Profit. We achieved a gross profit of $6,550,431 and $545,694 for the six months ended September 30, 2019, and 2018, respectively. The increase in gross profit is primarily attributable to the major shift in product and offering mix. During the six months ended September 30, 2019, 90% of our gross profit was derived from income from V-More, our ecommerce platform and 8% of our gross profit was contributed by our IoT business, mainly from smart coffee dispensing machine sales. For the six months ended September 30, 2018, 73% of our gross profit was derived from sales of Cordyceps and Cerfrion while the balance of gross profit consisted of mainly of administrative charges income and service income.

Operating Expenses.

	Six months ended September 30,
	2019	2018
Operating expenses:
Sales and marketing expense	$338,321	$242,146
General and operating expenses	$13,192,258	$1,117,042
Total operating expenses	$13,530,579	$1,359,188
Less: Stock based compensation	$10,829,239	$–
Total operating expenses (excluding stock based compensation)	$2,701,340	$1,359,188

During the six months ended September 30, 2019, and 2018, we incurred operating expenses of $13,530,579 and $1,359,188, respectively. Our operating expenses for the six months ended September 30, 2019 included a one-time charge of $10,829,239 arising from the issuance of shares of our common stock as compensation to our sales affiliates, merchant acquisition consultants and digital offerings consultant. Excluding the one-time stock based compensation charge, our operating expenses would be $2,701,340 for the six months ended September 30, 2019, as compared to $1,359,188 for the same period ended September 30, 2018. Excluding the one-time stock based compensation charge, the increase in operating expenses is primarily attributable to an increase in our manpower and other resources to support our shift in business focus and re-alignment of our strategy.

Net Income (Loss).

	Six months ended September 30,
	2019	2018
NET LOSS (INCLUDING STOCK BASED COMPENSATION)	$(6,977,018)	$(801,760)
Less: Stock Based Compensation	$(10,829,239)	$–
NET INCOME (EXCLUDING STOCK BASED COMPENSATION)	$3,852,221	$(801,760)

We recorded a net loss of $6,977,018 and $801,760 for the six months ended September 30, 2019, and 2018, respectively. The increase in net loss is primarily attributable to the one-time stock based compensation charge of $10,829,239 for the six months ended September 30, 2019. Excluding the effect of such one-time charge, during the six months ended September 30, 2019, we realized a net income of $3,852,221 as compared to a net loss of $801,760 for the same period ended September 30, 2018. The substantial increase in net income (excluding the effect of our stock based compensation charge) was attributed to our change in product mix from sale of Cordyceps in China in the same period of 2018 to increased revenue from IoT’s coffee machines sales and V-More’s increased presence in new markets in Malaysia, Philippines and Thailand for the six months ended September 30, 2019. We hope to make progressive changes to our business model over the next few months to further improve our net income.

Stock Based Compensation. During the six months ended September 30, 2019, we incurred a one-time charge of $10,829,239 arising from the issuance of 5,447,861 shares of our common stock, at a market value of $2 per share. The issuance was made to about 700 sales associates for prior sales and marketing services provided to us and our subsidiaries, affiliates and merchant acquisition consultants and digital offerings consultant. No stock based compensation was incurred during the six months ended September 30, 2018.

Net Loss (including stock based compensation). We recorded a net loss of $6,977,018 and a net loss of $801,760 for the six months ended September 30, 2019, and 2018, respectively. The increase in the net loss is primarily due to a one-time, non-cash stock based compensation of $10,829,239 to about 700 sales associates for prior sales and marketing services provided to us and our subsidiaries, affiliates and merchant acquisition consultants and digital offerings consultant.

Liquidity and Capital Resources

As of September 30, 2019, we had current assets of $8,304,018 and current liabilities of $6,598,657. Our current assets consisted of $2,969,854 of cash and cash equivalents, $719,816 of accounts receivable, purchase deposits of $3,048,807, amount due from a third party of $217,064, $1,332,161 of deposits, prepayment and other receivables and inventories of $16,316. Our current liabilities consisted of $648,944 of accrued liabilities and other payables, $1,918,003 of accounts payable, $987,058 of commission liabilities, $2,411,133 of deferred revenue, $17,556 of amount due to Eldee Tang, our Chief Executive Officer and Director, $89,783 of tax payable, $245,863 of finance leases and $280,317 of amount due to a related party for which it represents a unsecured non-interest bearing advance from our shareholder Ms. Kao Wei-Chen.

As of March 31, 2019, we had current assets of $10,037,370 and current liabilities of $12,264,637. Our current assets consisted of $691,331 of cash and cash equivalents, $6,145,460 of accounts receivable, purchase deposits of $2,600,732, an amount due from a third party of $221,327, $361,884 of deposits, prepayment and other receivables, and inventories of $16,636. Our current liabilities consisted of $1,617,855 of commission liabilities, $8,979,352 of deferred revenue, $964,001 of accrued liabilities and other payables, $91,483 of amount due to Eldee Tang, our Chief Executive Officer and Director, $280,317 of amount due to a related party consisting of unsecured non-interest bearing advances from our shareholder Ms. Kao Wei-Chen, $84,672 of tax payable and $246,957 of finance lease.

We had accumulated losses of $132,182,904 and $125,141,278 as of September 30, 2019 and March 31, 2019, respectively. The increase in accumulated losses is mainly due to a one-time, non-cash stock based compensation of $10,829,239 to about 1850 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates, merchant acquisition consultants and digital offerings consultant.

	Six months ended
	09/30/2019	09/30/2018
Net cash generated from (used in) operating activities	$2,534,482	$(1,148,983)
Net cash used in investing activities	$(42,241)	$(177,656)
Net cash (used in) generated from financing activities	$(166,198)	$131,945

Net Cash Generated from (Used In) Operating Activities

Net cash generated from operating activities was $2,534,482 for the six months ended September 30, 2019, and consisted primarily of a net loss of $6,977,018, adjusted for amortization of intangible of $137,383, depreciation of property, plant and equipment of $98,020, a gain on disposal of property, plant and equipment of $3,599 and a one-time non-cash stock based compensation of $10,829,239, a decrease in account receivable of $5,358,303, an increase in account payables of $1,936,453, an increase in tax payable of $6,807; offset by a decrease in accrued liabilities and other payables of $299,338, by an increase in purchase deposits of $502,971, an increase in deposits, prepayments and other receivable of $986,651, decrease in commission liabilities of $605,397 and a decrease in deferred revenue of $6,456,749.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $42,241 for the six months ended September 30, 2019, and consisted primarily of proceeds from disposal of property, plant and equipment of $52,596 and purchase of property, plant and equipment of $94,837. Net cash used in investing activities was $177,656 for the six months ended September 30, 2018 and consisted primarily of purchases of plant and equipment of $30,142, purchase of intangible assets of $185,090 and cash received from acquisition of subsidiaries of $37,576.

Net Cash (Used in) Generated From Financing Activities

Net cash used in financing activities for the six months ended September 30, 2019, was $166,198 and consisted primarily of amount received from related parties of $5,452, repayment to director $72,858 and repayment of a finance lease of $98,792. Net cash generated from financing activities for the six months ended September 30, 2018 was $131,945 and consisted primarily of proceeds from the issuance of our securities of $152,726, proceeds from director of $33,816, offset by repayment of a finance lease of $54,597.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Period-end S$:US$1 exchange rate	1.3821	1.3666
Period average S$:US$1 exchange rate	1.3689	1.3507

•	Related parties

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2019, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Description of Capital Stock (3)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (4)
10.3	Form of Stockholder Representation Letters (5)
10.4	Form of Stockholder Representation Letters (6)
10.5	Form of Trustee Letter (7)
10.6	Form of Stockholder Representation Letters (8)
10.7	Form of Trustee Letter (9)
10.8	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Frank Chia Kok Meng (10)
10.9	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Lew Chuen Cheah (11)
10.10	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Yang Shang Yue (12)
10.11	Consulting Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Sukullayanee Suwunnavid (13)
10.12	Binding Memorandum of Understanding, dated April 1, 2019, by and between the Company and Eldee Wai Chong Tang. (14)
10.13	Service Agreement, dated May 2, 2018, by and between Neo & Partners Global and Noble Vici Private Limited (15)
10.14	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd. (16)
10.15	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (15)
10.16	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (17)
14	Code of Business Conduct and Ethics (18)
21	List of Subsidiaries *
31.1	Certification required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

*Filed herewith.

** To be filed by amendment

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from the Exhibits to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2019
(4)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(5)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018.

(6)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(7)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(8)	Incorporated by reference from Exhibits 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(9)	Incorporated by reference from Exhibits 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(10)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(11)	Incorporated by reference from the Exhibit 10.2 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(12)	Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(13)	Incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(14)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019.
(15)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(16)	Incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2019.
(17)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2019.
(18)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: November 14, 2019

