Form 10-Q/A
period 2019-09-30
Noble Vici Group, Inc.
filed 2019-11-19
CIK 1500122

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

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Form 10-Q (the “Amendment”) amends Noble Vici Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 14, 2019, and is being filed to: (i) include information regarding a new major vendor affiliated with our Chief Executive Officer that represented more than 10% of the Company’s purchase during the period ended September 30, 2019; (ii) make certain immaterial corrections to the Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit); and (iii) make certain immaterial corrections to Note 10 “Income Tax.”

There have been no changes to the text of such items other than the changes stated in the immediately preceding paragraph.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32.1 hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the filing of the original Form 10-Q.

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

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Six months ended September 30, 2019
					Accumulated
					other		Total
			Additional		comprehensive		stockholders’	Non-
	Common stock		paid up	Deferred	income	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	compensation	(loss)	losses	(deficit)	interest	equity

Balance as of April 1, 2019	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

Non-controlling interest	–	–	–	–	–	–	–	3,569	3,569

Amortization of stock-based compensation	–	–	–	10,936,760	(107,521)	–	10,829,239	–	10,829,239

Foreign currency translation adjustment	–	–	–	–	(53,948)	–	(53,948)	–	(53,948)

Net (loss) income for the period	–	–	–	–	–	(7,041,626)	(7,041,626)	64,608	(6,977,018)

Balance as of September 30, 2019	210,704,160	$21,070	$136,227,920	$–	$(141,380)	$(132,182,904)	$3,924,706	$(37,892)	$3,886,814

	Six months ended September 30, 2018
				Accumulated
				other		Total
			Additional	comprehensive		stockholders’	Non-
	Common stock		paid up	(loss)	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	income	losses	(deficit)	interest	deficit

Balance as of April 1, 2018	140,000,000	$14,000	$–	$(46,440)	$(1,131,214)	$(1,163,654)	$–	$(1,163,654)

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	(319,234)	(318,968)	–	(318,968)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–

Capital injection from shareholder	–	–	152,726	–	–	152,726	–	152,726

Share issued for acquisition of subsidiaries	1,020,000	102	2,039,898	–	–	2,040,000	–	2,040,000

Non-controlling interest from acquisition	–	–	–	–	–	–	10,872	10,872

Foreign currency translation adjustment	–	–	–	59,886	–	59,886	–	59,886

Net loss for the period	–	–	–	–	(801,760)	(801,760)	–	(801,760)

Balance as of September 30, 2018	143,683,161	$14,368	$2,192,624	$13,446	$(2,252,208)	$(31,770)	$10,872	$(20,898)

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Three months ended September 30, 2019
					Accumulated
					other		Total
			Additional		comprehensive		stockholders’	Non-
	Common stock		paid up	Deferred	income	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	compensation	(loss)	losses	(deficit)	interest	equity

Balance as of July 1, 2019	210,704,160	$21,070	$136,227,920	$–	$17,192	$(131,997,443)	$4,268,739	$(90,408)	$4,178,331

Foreign currency translation adjustment	–	–	–	–	(158,572)	–	(158,572)	3,569	(155,003)

Net (loss) income for the period	–	–	–	–	–	(185,461)	(185,461)	48,947	(136,514)

Balance as of September 30, 2019	210,704,160	$21,070	$136,227,920	$–	$(141,380)	$(132,182,904)	$3,924,706	$(37,892)	$3,886,814

	Three months ended September 30, 2018
				Accumulated
				other		Total
			Additional	comprehensive		stockholders’	Non-
	Common stock		paid up	(loss)	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	income	losses	(deficit)	interest	deficit

Balance as of July 1, 2018 (restated)	140,000,000	$14,000	$–	$(3,730)	$(1,371,277)	$(1,361,007)	$–	$(1,361,007)

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	(319,234)	(318,968)	–	(318,968)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–

Capital injection from shareholder	–	–	152,726	–	–	152,726	–	152,726

Share issued for acquisition of subsidiaries	1,020,000	102	2,039,898	–	–	2,040,000	–	2,040,000

Non-controlling interest from acquisition	–	–	–	–	–	–	10,872	10,872

Foreign currency translation adjustment	–	–	–	17,176	–	17,176	–	17,176

Net loss for the period	–	–	–	–	(561,697)	(561,697)	–	(561,697)

Balance as of September 30, 2018	143,683,161	$14,368	$2,192,624	$13,446	$(2,252,208)	$(31,770)	$10,872	$(20,898)

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

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes for the six months ended September 30, 2019 and 2018 are as follows:

	Six months ended September 30,
	2019	2018

Income (loss) before income taxes	$3,962,418	$(801,760)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	673,611	(136,299)
Tax effect of (non-taxable income) non-deductible expenses	(662,387)	136,299
Income tax expense	$11,224	$–

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

NOTE—12          CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended September 30, 2019 and 2018, there is no single customer representing more than 10% of the Company’s revenue.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

(b)       Major vendors

For the three months ended September 30, 2019, this is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor A) accounted for 64% of the Company’s purchase amounting to $1,035,549 with $1,900,529 of accounts payable.

	Three Months Ended September 30, 2019
Vendors	Purchase	Accounts Payable
Vendor A	$1,035,549	$1,900,529

Eldee Tang, our Chief Executive Officer and Director, owns 49% of Vendor A.

For the three months ended September 30, 2018, there were no vendors representing more than 10% of the Company’s purchase.

For the six months ended September 30, 2019, this is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor A) accounted for 17% of the Company’s purchase amounting to $1,035,549 with $1,900,529 of accounts payable.

	Six Months Ended September 30, 2019
Vendors	Purchase	Accounts Payable
Vendor A	$1,035,549	$1,900,529

Eldee Tang, our Chief Executive Officer and Director, owns 49% of Vendor A.

For the six months ended September 30, 2018, there were no vendors representing more than 10% of the Company’s purchase.

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

As of September 30, 2019, the Company has future rental payables under non-cancellable operating leases of $37,473 in the next twelve months.

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

Major Vendors.

	Three Months Ended September 30, 2019
Vendors	Purchase	Accounts Payable
Barista Uno Private Limited	$1,035,549	$1,900,529

For the three months ended September 30, 2019, this is one single vendor representing more than 10% of the Company’s purchase. This vendor (Barista Uno Private Limited) accounted for 64% of the Company’s purchase amounting to $1,035,549 with $1,900,529 of accounts payable.

Eldee Tang, our Chief Executive Officer and Director, owns 49% of Barista Uno Private Limited.

For the three months ended September 30, 2018, no vendors account for more than 10% of the Company’s purchase.

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

Major Vendors.

	Six Months Ended September 30, 2019
Vendors	Purchase	Accounts Payable
Barista Uno Private Limited	$1,035,549	$1,900,529

For the six months ended September 30, 2019, this is one single vendor representing more than 10% of the Company’s purchase. This vendor (Barista Uno Private Limited) accounted for 17% of the Company’s purchase amounting to $1,035,549 with $1,900,529 of accounts payable.

Eldee Tang, our Chief Executive Officer and Director, owns 49% of Barista Uno Private Limited.

For the six months ended September 30, 2018, no vendors account for more than 10% of the Company’s purchase.

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

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Description of Capital Stock (3)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (4)
10.3	Form of Stockholder Representation Letters (5)
10.4	Form of Stockholder Representation Letters (6)
10.5	Form of Trustee Letter (7)
10.6	Form of Stockholder Representation Letters (8)
10.7	Form of Trustee Letter (9)
10.8	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Frank Chia Kok Meng (10)
10.9	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Lew Chuen Cheah (11)
10.10	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Yang Shang Yue (12)
10.11	Consulting Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Sukullayanee Suwunnavid (13)
10.12	Binding Memorandum of Understanding, dated April 1, 2019, by and between the Company and Eldee Wai Chong Tang. (14)
10.13	Service Agreement, dated May 2, 2018, by and between Neo & Partners Global and Noble Vici Private Limited (15)
10.14	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd. (16)
10.15	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (15)
10.16	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (17)
14	Code of Business Conduct and Ethics (18)
21	List of Subsidiaries (19)
31.1	Certification required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *
101.SCH	XBRL Schema Document *
101.CAL	XBRL Calculation Linkbase Document *
101.DEF	XBRL Definition Linkbase Document *
101.LAB	XBRL Label Linkbase Document *
101.PRE	XBRL Presentation Linkbase Document *

*Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from the Exhibits to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 15, 2019
(4)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(5)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018.

(6)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(7)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(8)	Incorporated by reference from Exhibits 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(9)	Incorporated by reference from Exhibits 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(10)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(11)	Incorporated by reference from the Exhibit 10.2 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(12)	Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(13)	Incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(14)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019.
(15)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(16)	Incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2019.
(17)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2019.
(18)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.
(19)	Incorporated by reference from Exhibit 21.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: November 19, 2019

