Form 10-Q
period 2019-12-31
Noble Vici Group, Inc.
filed 2020-02-14
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

As of February 7, 2020, the issuer had outstanding 210,804,160 shares of common stock.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements	3

	Condensed Consolidated Balance Sheets as of December 31, 2019 (Unaudited) and March 31, 2019 (Audited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine months Ended December 31, 2019 and 2018 (Unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Three and Nine months ended December 31, 2019 and 2018 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine months Ended December 31, 2019 and 2018 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	46

ITEM 4	Controls and Procedures	46

PART II	OTHER INFORMATION	47

ITEM 1	Legal Proceedings	47

ITEM 1A	Risk Factors	47

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	47

ITEM 3	Defaults upon Senior Securities	47

ITEM 4	Mine Safety Disclosures	47

ITEM 5	Other Information	47

ITEM 6	Exhibits	47

SIGNATURES		49

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND MARCH 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2019	March 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$682,382	$691,331
Accounts receivable	1,208,689	6,145,460
Purchase deposits	4,834,731	2,600,732
Amount due from a third party	221,373	221,327
Deposits, prepayment and other receivables	223,137	361,884
Tax recoverable	48,330	–
Inventories	16,640	16,636
Total current assets	7,235,282	10,037,370

Non-current assets:
Intangible assets, net	358,214	566,262
Property, plant and equipment, net	3,658,279	3,754,685
Total non-current assets	4,016,493	4,320,947

TOTAL ASSETS	$11,251,775	$14,358,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$375,929	$–
Accrued liabilities and other payables	1,806,747	964,001
Commission liabilities	1,210,431	1,617,855
Deferred revenue	2,928,582	8,979,352
Amount due to a director	17,784	91,483
Amounts due to a related party	280,317	280,317
Tax payable	–	84,672
Current portion of obligations under finance leases	252,490	246,957
Total current liabilities	6,872,280	12,264,637

Long-term liabilities:
Obligations under finance leases	1,840,727	2,008,708

TOTAL LIABILITIES	8,713,007	14,273,345

Commitments and contingencies	–	–

STOCKHOLDERS’ EQUITY
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,804,160 and 210,704,160 shares issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	21,080	21,070
Additional paid up capital	136,427,910	136,227,920
Deferred compensation	–	(10,936,760)
Accumulated other comprehensive (loss) income	(136,423)	20,089
Accumulated losses	(133,609,887)	(125,141,278)
Total NVGI stockholders’ equity	2,702,680	191,041
Non-controlling interest	(163,912)	(106,069)
	2,538,768	84,972

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,251,775	$14,358,317

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

REVENUE, NET	$2,063,937	$1,207,151	$14,674,821	$2,170,648

Cost of revenue	(2,250,717)	(1,396,126)	(8,311,170)	(1,813,928)

Gross (loss) profit	(186,780)	(188,975)	6,363,651	356,720

Operating expenses:
Sales and marketing	83,651	200,505	421,972	442,651
General and administrative	1,116,808	916,444	3,372,306	2,033,487
Stock-based compensation	200,000	41,081,998	11,136,760	41,081,998
Total operating expenses	1,400,459	42,198,947	14,931,038	43,558,136

LOSS FROM OPERATIONS	(1,587,239)	(42,387,922)	(8,567,387)	(43,201,416)

Other (expense) income:
Interest expense	(22,545)	(23,076)	(67,110)	(24,775)
Government subsidy income	14,632	–	14,632	1,047
Management fee income	11,024	34,957	43,897	34,957
Sundry income	1,346	4,807	27,392	17,193
Total other income	4,457	16,688	18,811	28,422

LOSS BEFORE INCOME TAXES	(1,582,782)	(42,371,234)	(8,548,576)	(43,172,994)

Income tax credit (expense)	29,779	(174,110)	18,555	(174,110)

NET LOSS	$(1,553,003)	$(42,545,344)	$(8,530,021)	$(43,347,104)

Less: Net loss attributable to non-controlling interest	(126,020)	–	(61,412)	–

Net loss attributable to NVGI	(1,426,983)	(42,545,344)	(8,468,609)	(43,347,104)

NET LOSS	$(1,553,003)	$(42,545,344)	$(8,530,021)	$(43,347,104)

Other comprehensive income:
– Foreign currency translation gain (loss)	4,957	58,894	(156,512)	118,780

COMPREHENSIVE LOSS	$(1,548,046)	$(42,486,450)	$(8,686,533)	$(43,228,324)

Net loss per share:
– Basic and diluted	$(0.01)	$(0.30)	$(0.04)	$(0.30)

Weighted average common shares outstanding:
– Basic and diluted	210,773,725	142,818,378	210,727,433	146,217,422

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Nine months ended December 31, 2019
					Accumulated
					other
			Additional		comprehensive		Total	Non-
	Common stock		paid up	Deferred	income	Accumulated	stockholders’	controlling	Total
	No. of shares	Amount	capital	compensation	(loss)	losses	equity	interest	equity

Balance as of April 1, 2019	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

Shares issued for legal service	100,000	10	199,990	–	–	–	200,000	–	200,000

Non-controlling interest	–	–	–	–	–	–	–	3,569	3,569

Amortization of stock-based compensation	–	–	–	10,936,760	–	–	10,936,760	–	10,936,760

Foreign currency translation adjustment	–	–	–	–	(156,512)	–	(156,512)	–	(156,512)

Net loss for the period	–	–	–	–	–	(8,468,609)	(8,468,609)	(61,412)	(8,530,021)

Balance as of December 31, 2019	210,804,160	$21,080	$136,427,910	$–	$(136,423)	$(133,609,887)	$2,702,680	$(163,912)	$2,538,768

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(continued)

(UNAUDITED)

	Nine months ended December 31, 2018
				Accumulated
				other
			Additional	comprehensive		Total	Non-
	Common stock		paid up	(loss)	Accumulated	stockholders’	controlling	Total
	No. of shares	Amount	capital	income	losses	deficit	interest	deficit

Balance as of April 1, 2018	140,000,000	$14,000	$–	$(46,440)	$(1,131,214)	$(1,163,654)	$–	$(1,163,654)

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	(319,234)	(318,968)	–	(318,968)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–

Capital injection from shareholder	–	–	152,726	–	–	152,726	–	152,726

Share issued for acquisition of subsidiaries	1,020,000	102	2,039,898	–	–	2,040,000	–	2,040,000

Shares issued to sales agents for services	20,540,999	2,054	41,079,944	–	–	41,081,998	–	41,081,998

Non-controlling interest from acquisition	–	–	–	–	–	–	(50,612)	(50,612)

Foreign currency translation adjustment	–	–	–	118,780	–	118,780	–	118,780

Net loss for the period	–	–	–	–	(43,347,104)	(43,347,104)	–	(43,347,104)

Balance as of December 31, 2018	164,224,160	$16,422	$43,272,568	$72,340	$(44,797,552)	$(1,436,222)	$(50,612)	$(1,486,834)

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Three months ended December 31, 2019

				Accumulated
			Additional	other		Total	Non-
	Common stock		paid up	comprehensive	Accumulated	stockholders’	controlling	Total
	No. of shares	Amount	capital	loss	losses	equity	interest	equity

Balance as of October 1, 2019	210,704,160	$21,070	$136,227,920	$(141,380)	$(132,182,904)	$3,924,706	$(37,892)	$3,886,814

Shares issued for legal service	100,000	10	199,990	–	–	200,000	–	200,000

Foreign currency translation adjustment	–	–	–	4,957	–	4,957	–	4,957

Net loss for the period	–	–	–	–	(1,426,983)	(1,426,983)	(126,020)	(1,553,003)

Balance as of December 31, 2019	210,804,160	$21,080	$136,427,910	$(136,423)	$(133,609,887)	$2,702,680	$(163,912)	$2,538,768

	Three months ended December 31, 2018

				Accumulated
			Additional	other		Total	Non-
	Common stock		paid up	comprehensive	Accumulated	stockholders’	controlling	Total
	No. of shares	Amount	capital	income	losses	deficit	interest	deficit

Balance as of October 1, 2018 (restated)	143,683,161	$14,368	$2,192,624	$13,446	$(2,252,208)	$(31,770)	$10,872	$(20,898)

Shares issued to sales agents for services	20,540,999	2,054	41,079,944	–	–	41,081,998	–	41,081,998

Non-controlling interest from acquisition	–	–	–	–	–	–	(61,484)	(61,484)

Foreign currency translation adjustment	–	–	–	58,894	–	58,894	–	58,894

Net loss for the period	–	–	–	–	(42,545,344)	(42,545,344)	–	(42,545,344)

Balance as of December 31, 2018	164,224,160	$16,422	$43,272,568	$72,340	$(44,797,552)	$(1,436,222)	$(50,612)	$(1,486,834)

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Currency expressed in United States Dollars (“US$”))

(UNAUDITED)

	Nine months ended December 31,
	2019	2018

Cash flow from operating activities:
Net loss	$(8,530,021)	$(43,347,104)
Adjustments for:
Amortization of intangible assets	206,390	44,279
Depreciation of property, plant and equipment	147,031	183,289
Stock based compensation	11,136,760	41,081,998
Gain on disposal of property, plant and equipment	(3,604)	–

Change in operating assets and liabilities:
Accounts receivable	4,895,929	–
Deposits, prepayment and other receivables	137,637	(3,385,254)
Amounts due from related companies	–	(316,409)
Accounts payable	372,722	(382,356)
Accrued liabilities and other payables	835,358	856,593
Commission liabilities	(404,283)	1,489,999
Deferred revenue	(6,001,010)	4,038,460
Purchase deposits	(2,214,407)	–
Tax payable	(131,886)	(254,100)
Net cash generated from operating activities	446,616	9,395

Cash flow from investing activities:
Proceeds from disposal of property, plant and equipment	52,676	–
Purchase of property, plant and equipment	(99,741)	(3,487,021)
Purchase of intangible assets	–	(183,986)
Cash from acquisition of subsidiaries	–	37,576
Net cash used in investing activities	(47,065)	(3,633,431)

Cash flow from financing activities:
Capital injection	–	160,362
(Repayment to) proceeds from a director	(73,089)	21,292
Proceeds from finance lease	–	2,349,421
Repayment of finance lease	(161,528)	(130,912)
Net cash (used in) generated from financing activities	(234,617)	2,400,163

Foreign currency translation adjustment	(173,883)	(95,821)

Net change in cash and cash equivalents	(8,949)	(1,319,694)

BEGINNING OF PERIOD	691,331	1,536,980

END OF PERIOD	$682,382	$217,286

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for taxes	$126,312	$–
Cash paid for interest	$67,110	$33,665

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

In the opinion of management, the consolidated balance sheet as of March 31, 2019 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2020 or for any future period.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

☐	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

☐	Basis of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

☐	Use of estimates and assumptions

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the periods reported. Actual results may differ from these estimates. Significant estimates in the nine months ended December 31, 2019 and 2018 include the useful life of property and equipment and intangible assets, assumptions used in assessing impairment of goodwill and the value of stock-based compensation.

☐	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

☐	Accounts receivable

Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of a receivable account is determined based on these factors. The Company does not accrue interest on aged accounts receivable. As of December 31, 2019, there were no allowances for doubtful accounts.

☐	Intangible assets

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

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

☐	Property, plant and equipment

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

Depreciation expense for the three months ended December 31, 2019 and 2018 were $49,011 and $120,356, as part of operating expenses, respectively.

Depreciation expense for the nine months ended December 31, 2019 and 2018 were $147,031 and $183,289, as part of operating expenses, respectively.

☐	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of December 31, 2019.

☐	Revenue recognition

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

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

☐	Commission credits

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

☐	Income taxes

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

☐	Uncertain tax positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended December 31, 2019 and 2018.

☐	Finance leases

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

☐	Foreign currencies translation

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the period ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Period-end S$:US$1 exchange rate	1.3552	1.3632
Period average S$:US$1 exchange rate	1.3668	1.3588

☐	Comprehensive income

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

☐	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the three and nine months ended December 31, 2019 and 2018, the Company operates in one reportable operating segment in Singapore and Asian Region.

☐	Related parties

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

☐	Commitments and contingencies

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

☐	Fair value of financial instruments

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

☐	Recent accounting pronouncements

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

NOTE—4          REVENUE

	Nine months ended December 31,
	2019	2018

Products sales, as principal	$11,266,471	$44,735
Products sales, as agent (net basis)	–	1,721,612
Sales programming	947,171	–
Other operating revenue	2,461,179	404,301
	$14,674,821	$2,170,648

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

NOTE—5          INTANGIBLE ASSETS

	December 31, 2019	March 31, 2019
		(Audited)
Gaming right and software
Gross carrying value	$1,238,510	$1,238,254
Less: accumulated amortization	(880,296)	(671,992)
Net carrying value	358,214	566,262
Non-amortising portion	–	–

Intangible assets, net	$358,214	$566,262

Amortization expense for the three months ended December 31, 2019 and 2018 were $69,007 and $18,353, as part of operating expenses, respectively.

Amortization expense for the nine months ended December 31, 2019 and 2018 were $206,390 and $44,279, as part of operating expenses, respectively.

The following table outlines the annual amortization expense for the next two years:

Years ending December 31:
2020	$277,553
2021	80,661

Total	$358,214

NOTE—6          AMOUNT DUE FROM A THIRD PARTY

As of December 31, 2019, the Company made temporary advance of $221,373 to a third party, which is secured by the stocks held and becomes mature on or before February 17, 2020. Interest is charged at the rate of 5% per annum.

NOTE—7          AMOUNT DUE TO A DIRECTOR

As of December 31, 2019, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE—8          AMOUNT DUE TO A RELATED PARTY

As of December 31, 2019, the Company owed the amount of $280,317 due to the former shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

NOTE—9         OBLIGATIONS UNDER FINANCE LEASES

The Company purchased several motor vehicles and properties under finance lease agreements with the effective interest rate ranging from 3.75% to 22.8% per annum, due through March 10, 2026, with principal and interest payable monthly. The obligations under the finance leases are as follows:

	December 31, 2019	March 31, 2019
		(Audited)
Finance lease	$2,865,439	$3,089,747
Less: interest expense	(772,222)	(834,082)

Net present value of finance lease	$2,093,217	$2,255,665

Current portion	$252,490	$246,957
Non-current portion	1,840,727	2,008,708

Total	$2,093,217	$2,255,665

As of December 31, 2019, the maturities of the finance leases for each of the five years and thereafter are as follows:

Years ending December 31:
2020	$252,490
2021	252,490
2022	238,977
2023	238,977
2024	235,782
Thereafter	874,501

Total	$2,093,217

Included in the consolidated balance sheet as of December 31, 2019 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $3,527,314 and $149,807, respectively. Included in the consolidated balance sheet as of March 31, 2019 under property, plant and equipment are cost and accumulated depreciation related to capitalized leases of $3,422,556 and $45,482, respectively.

The building under finance lease is personally guaranteed by the director of the Company, Eldee Tang.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

NOTE—10          INCOME TAX

The Company generated an operating loss for the nine months ended December 31, 2019 and 2018, recorded tax credit of $18,555 for the nine months ended December 31, 2019. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of December 31, 2019, the Company incurred $909,352 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $190,964 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on income (loss) before income taxes for the nine months ended December 31, 2019 and 2018 are as follows:

	Nine months ended December 31,
	2019	2018

Income (loss) before income taxes	$2,620,467	$(43,172,994)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	445,479	(7,339,409)
Tax effect of (non-taxable income) non-deductible expenses	(464,034)	7,513,519
Income tax (credit) expense	$(18,555)	$174,110

NOTE - 11           STOCKHOLDERS’ EQUITY

In October 2019, the Company issued 100,000 shares of its common stock to its legal counsel for legal services provided to the Company at the fair value of $200,000, equal to $2 per share.

As of December 31, 2019 and March 31, 2019, the Company had a total of 210,804,160 and 210,704,160 shares of its common stock issued and outstanding, respectively.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

NOTE—12          RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $83,651 and $200,505 for the three months ended December 31, 2019 and 2018.

Royalty charges and marketing expenses paid to a related company totaled $421,972 and $442,651 for the nine months ended December 31, 2019 and 2018.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE—13          CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended December 31, 2019 and 2018, there is no single customer representing more than 10% of the Company’s revenue.

(b)       Major vendors

For the three months ended December 31, 2019, this is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor A) accounted for 24% of the Company’s purchase amounting to $544,751 with $355,913 of accounts payable.

Eldee Tang, our Chief Executive Officer and Director, owns 31% of Vendor A.

For the three months ended December 31, 2018, there were no vendors representing more than 10% of the Company’s purchase.

For the nine months ended December 31, 2019, this is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor A) accounted for 19% of the Company’s purchase amounting to $1,580,300 with $355,913 of accounts payable.

Eldee Tang, our Chief Executive Officer and Director, owns 31% of Vendor A.

For the nine months ended December 31, 2018, there were no vendors representing more than 10% of the Company’s purchase.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended December 31,
	2019	2018

China	$9,011	$1,100,799
Singapore	1,928,059	8,784
Malaysia	22,171	–
Philippines	131	–
Thailand	5,039	–
Indonesia	14,986	–
Other countries in Asia Pacific	84,540	97,568

	$2,063,937	$1,207,151

	Nine months ended December 31,
	2019	2018

China	$225,641	$1,801,612
Singapore	7,399,810	269,685
Malaysia	3,669,216	–
Philippines	1,646,733	–
Thailand	802,893	–
Indonesia	412,002	–
Other countries in Asia Pacific	518,526	99,351

	$14,674,821	$2,170,648

All of the Company’s long-lived assets are located in Singapore.

(c)       Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance leases. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2019, borrowing under finance lease was at fixed rates.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

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

NOTE—14          COMMITMENTS AND CONTINGENCIES

(a)       Operating lease commitments

During the three and nine months ended December 31, 2019 and 2018, the Company leased its properties under operating leases. The leases typically commence for a period ranging for 1 to 3 years. None of the leases includes contingent rentals.

As of December 31, 2019, the Company has future rental payables under non-cancellable operating leases of $37,473 in the next twelve months.

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

NOTE—15          SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2019, up through February 14, 2020, the Company issued the unaudited condensed consolidated financial statements. During the period, the Company has no material recognizable subsequent events.

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

On January 29, 2018, Eldee Tang entered into Share Sale Agreements with four shareholders and former affiliates of the Company to purchase up to 1,675,000,000 shares of the Company’s common stock at a per share purchase price of US$0.00008, for an aggregate price of US$134,000. On June 15, 2018, the Company effectuated a 1 for 1,000 reverse stock split whereby every 1,000 shares of the Company’s common stock were reduced to one share. The parties effectuated Mr. Tang’s purchase of 750,000 shares such securities (expressed on a post reverse split basis) effective June 15, 2018. Mr. Tang hopes to purchase the balance of the 925,000 shares from Kao Wei-Chen, a former affiliate of the Company, in the near future. The foregoing description of the Share Sale Agreement with Kao Wei-Chen is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.

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

Issuance of shares to sales affiliates

On September 17, 2018, and September 25, 2018, we approved the issuance of Nine Million One Hundred Thirty Five Thousand Seven Hundred Ninety Four (9,135,794) shares and Five Hundred Sixty Seven Thousand Sixty-Four (567,064) shares of our common stock, par value $0.0001, respectively, representing a total of approximately 6.3% of our issued and outstanding common stock, at a per share price of One Dollars and Ninety Nine Cents (US $1.99), to approximately 460 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient executed a Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 months up to a maximum period of 66 months after the execution of such letter. For ease of administration, the recipients appointed Noble Infotech Limited (“NIL”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on October 18, 2018 to NIL. The securities were issued pursuant to the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. The foregoing description of the Stockholder Representation Letters are qualified in its entirety by reference to such agreements which are filed as Exhibit 10.3 to this Quarterly Report and are incorporated herein by reference.

On December 3, 2018, we approved the issuance of up to an aggregate of Ten Million Eight Hundred Thirty Eight Thousand One Hundred Forty One (10,838,141) shares of our common stock, par value $0.0001, representing approximately 7.1% of our issued and outstanding common stock, at a per share price of Two Dollars (US $2.00), to about 690 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient was required to execute one of two standard forms of Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 or 24 months up to a maximum period of 72 months after the execution of such letter. For ease of administration, the recipients appointed Venvici Partners Limited (“VVP”) as nominee to hold, manage, administer and effectuate the distribution of such securities upon the expiration of the applicable restricted periods. The shares were issued on January 4, 2019 to VVP. The securities were issued pursuant to the exemption provided Regulation S promulgated under the Securities Act of 1933, as amended. The foregoing description of the Stockholder Representation Letters and the appointment of VVP as trustee are qualified in its entirety by reference to such agreements which are filed as Exhibits 10.4 and 10.5 to this Quarterly Report and are incorporated herein by reference.

On March 11, 2019, our Board of Directors, approved the issuance of up to an aggregate of Fifteen Million (15,000,000) shares of our common stock, par value $0.0001, representing approximately 8.4% of our issued and outstanding common stock (collectively, the “Shares”), at a per share price of Two Dollars (US $2.00), to about 700 sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates. As a condition of receipt of such securities, each recipient was required to execute one of two standard forms of Stockholder Representation Letters, which contained, among other things, restrictions prohibiting the transfer of such securities for a minimum period of 18 months up to a maximum period of 66 months after the execution of such letter. For ease of administration, the recipients appointed Venvici Partners Limited (“VVP”) as nominee to hold, manage, administer and effectuate the distribution of the Shares upon the expiration of the applicable restricted periods. For so long as VVP is the stockholder of record of the Shares, VVP shall serve as the attorney in fact to vote such Shares at any annual, special or other meeting of the stockholders of the Company, and at any adjournment or adjournments thereof, or pursuant to any consent in lieu of a meeting or otherwise, with respect to any matter that may be submitted for a vote of stockholders of the Company. The securities will be issued pursuant to the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. The foregoing description of the Stockholder Representation Letters and the appointment of VVP as trustee are qualified in its entirety by reference to such agreements which are filed as Exhibits 10.6 and 10.7 to this Quarterly Report and are incorporated herein by reference.

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

Consulting Agreement

During the period from March 19, 2019 till December 31, 2019, one of V-More’s merchants and vendors, Fame Reserve Limited, a subcontractor of Ms. Sukullayanee Suwunnavid (the “Digital Consultant”), which distributes digital vouchers, ran a promotion through V-More platform to promote and sell their digital vouchers (the “Promotion”). As a consideration for purchasing these vouchers for the promotion, the Board approved the issuance of up to an aggregate of Ten Million (10,000,000) shares of our common stock, par value $0.0001, of our issued and outstanding common stock, at a per share price of Two Dollars (US$2.00).

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

In January and May 2019, we completed a series of reorganizations pursuant to which we reorganized UB45, Ventrepreneur (SG) Private Limited, a private limited company formed under the laws of Singapore (“VESG”), AIM System Private Limited (“AIM”) and VMore Merchants Private Limited (“VM”) into NVGI. Prior to the reorganization:

☐	UB45 was a company with the operation office building as its main primary asset that was wholly owned by NVGI;
☐	VESG was a subsidiary of Venvici Private Limited (“VVPL”) with nominal assets and liabilities;
☐	AIM was formed for the purpose of providing Customer Relation Management system for V-More customers and had nominal assets and liabilities; and
☐	VM was formed for providing merchants onboarding services into our V-More ecosystem and had nominal assets and liabilities.

Prior to the reorganization, AIM and VM were owned by our non-affiliate shareholders, Chia Poh Wah Jason and Desmond Tan Ching Teck respectively.

In August and September 2019, to achieve proximity to New Zealand and Australia markets and to expand our IoT business, we further reorganized our company as follows:

☐	Formed VMore Holding Limited New Zealand (“VMNZ”) to serve as a holding company for our New Zealand activities; and

☐	Acquired 51% of ToroV System Private Limited (Singapore) ("TVPL"), with the remaining balance held by Eldee Tang, our Chief Executive Officer and director.

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

On June 21, 2019, Noble Vici Group, Inc. (the “Company”) approved the establishment of the office of the Chief Corporate Officer with oversight responsibilities in the areas of legal and compliance, human resources and administration, and system integration, as a replacement for the office of Chief Operating Officer. The Company created this office in connection with its efforts to re-align priorities and increase effectiveness of the ongoing operations of the Company in light of the vacancy resulting from the resignation of Jon Yee Chuan Lim from his positions as Chief Operating Officer and Secretary of the Company. In connection with the such efforts, the Board appointed Sin Chi Yip to serve as the Chief Corporate Officer and Secretary effective immediately. Mr. Yip relinquished his role as Chief Financial Officer and Interim Chief Operating Officer, Eldee Wai Chong Tang, our Chief Executive Officer, was appointed to serve as interim Chief Financial Officer, effective immediately.

Our Operations and Future Plans

Ecommerce Platform

We are focused on providing users with innovative tools to live and interact in the modern mobile world through our ecosystem of IoT, Big Data, Blockchain and E-commerce products and services. We integrate blockchain technology with our E-commerce platform to connect consumers and merchants in a dynamic global marketplace via blockchain transactions. We onboard users, consumers and referrers through our Affiliate Incentivized Marketing to Advertising Dollar Sharing (formerly known as Affiliate Incentivized Marketing (AIM)) model while merchants are onboarded via our Merchant Incentivized Marketing (MIM) model. Some products and services offered in our ecosystem include procurement of discounted goods and services, referral reward system, mobile games and digital marketing, financial markets apps and a “Business Centre” within the same app. Our E-commerce platform not only offers users the ability to make online purchases, but also the convenience of an O2O (Online to Offline) platform whereby consumers can transact at a discount online while goods and services are distributed at a physical location. This drives traffic to the already weakened retail industry. The Business Centre within our ecosystem is offered through a mobile app and allows users to create their own referral platform within our ecosystem.

Advertising Dollar Sharing (ADS)

We have rebranded our Affiliate Incentivized Marketing to Advertising Dollar Sharing. Similar to the AIM model, the ADS business model also involves driving online and physical traffic and increasing sales and marketing of targeted products and services. Its enhanced function includes distribution of advertising dollars via ADS system to agencies, affiliate marketers, advertiser, users and referrals.

Sale and Distribution of IoT Smart Devices / ToroV System Private Limited

In addition to the E-commerce platform, we intend to focus on the sales and distribution of IoT smart devices and appliances. In September, 2019, we began to sell our first IoT appliance, our smart coffee dispensing machines (the V-More Express (“VX”)). We hope to begin distributing the machines on or about the second calendar quarter of 2020 and expect them to be progressively placed into operation in Singapore on or around the third quarter of 2020. We expect to derive income from sales of our VX IoT hardware, the core consumables in VX and the advertising services we provide to our customers in connection with the VX.

Features of the VX; Revenue Sources:

Machine Capacity: The VX offers 9 types of beverage, holds 60 litres of distilled water tank and is able to produce 400 cups of beverages. VX currently offers barista-grade coffee in 9 different varieties in both hot and ice options. VX can be modified to allow for other offerings to be sold. We expect to adopt regional pricing for core products sales, aligning to each specific market’s demand and supply.

AdTech: In addition to sales of core products, we expect to rely on advertisements placed through the VX to drive revenue. We intend to seek advertisers that are proximate to each specific VX to display their advertisements through our smart machine. We believe that the use of local advertisements (Proximate Location Ads, or PLA) will drive relevant traffic to nearby physical merchants as well as online merchants. Advertisements can be static or dynamic and may be interactive, allowing user interaction. We expect to provide services to advertisers to assist them in creating and placing effective ads in the VX.

Smart Technology: The VX features a 42 inch touch screen with Smart Digital Panel Advertising Technology (“SDPAT”) that allows users to interact with advertisements via its interactive touch screen. Through the VX, we hope to capture users’ spending behaviour, advertisement interactions and other quantitative data, while developing our Big Data analytics. Data from our machines can be integrated with our ecommerce platform to facilitate the offering of discounts, rewards or other products and services across our e-commerce platform. We believe that additional data will allow us to: (i) deliver and improve our offerings and services of our online VMore E-commerce platform; (ii) improve synergy with offline merchants; (iii) improve the efficacy of our advertising services; and (iv) improve sales of products offered by the VX.

VX Operations

Our VX business operations are segregated into the following core functions to address the needs of our advertisers, VX IoT hardware purchasers and consumers.

Sales and Marketing Team. Our team will focus on the sale of the VX IoT hardware. Its targeted industries are primarily from real estate and property owners such as commercial offices, retails and buildings, where the VX will be installed. In addition to the sale of VX, the team will also create brand awareness of the VX and its core offerings in the VX.

Advertiser Onboarding Team. Once an advertiser engages us online to have its advertisement placed in VX, a member of our advertiser onboarding team will initiate the first of several communications with the merchant to introduce the advertiser to the technology involved in our PLA ecosystem. Before the advertisement goes live on the VX, the team will work with the advertiser to build and create the advertisement. We will provide tools such as an app to ensure the advertisement traffic monitoring and management are aligned. All advertisements will be proximate locality based, ensuring relevance for targeted traffic to be driven.

Operation and Maintenance Team(O&M). Once the VX are deployed, O&M team will monitor the performance of each VX deployed for its ingredients supply, hardware status and data collection efficiency. Maintenance of the hardware for performance to prevent downtime and refilling the ingredients into the VX will be undertaken by the O&M team.

Customer/User Service Representatives. Our customer service representatives will be reachable via the app or email 24 hours a day, seven days a week. The customer service team will also work with our technology team to improve the experience of VX owners, consumers and advertisers on the mobile application based on their feedback.

Technology. We employ technology to improve the experience we offer to VX owners, users and advertisers, increase the rate at which our users use our V-More Pro platform and enhance the efficiency of our business operations. A component of our strategy is to continue developing and refining our technology. With the future use of blockchain technology for recording and collecting data, we believe the security of transactional records will be increased, protecting the accuracy of data held by VX owners, advertisers and users. We believe that basing transactional data on a private blockchain network will facilitate a smoother and faster transaction completion.

We expect to use an algorithm to analyze data collected through our VX ecosystem. As the volume of transactions grow organically through increased deployment of VXs, we expect to increase the amount of data that we can collect and analyze. We believe that such data will allow us to continue to improve the experience of our VX owners, advertisers and consumers which, in turn, will help us improve the way the ecosystem flows.

Cybersecurity. We have integrated our technology with encryption algorithm “SHA3-256” & RSA Public/Private-Key, which is designed to withstand timing attacks. It also accepts any 32-byte string as a valid public key and does not require validation. We believe that the security of transaction records within our current system is adequate.

Advertising Dollar Sharing (ADS). We believe our ADS model will allow users and advertisers to benefit from reduced costs to consumers and higher traffic for advertisers. We expect users to benefit from discounts and advertising dollar rebates offered through our PLA ecosystem from online and offline merchants, referrals, and internal marketing efforts, with advertisers benefitting from increased retail sales volume offline or online.

Core Product/User Scale. We hope to include other products from mass market merchants, such as food and other beverages, as part of our product and service offerings. We believe that outreach to the mass market will be more effective to drive traffic for the advertisers/merchants where simple to complex transactions can be achieved through adoption of an incentivized model.

Brand. A substantial portion of our VX owners, advertisers and users are acquired through agencies, word-of-mouth & social network/platforms. We believe that relying on the referral process, in turn, will improve the quality of our user base, advertisers and VX owners as well as brand awareness. We expect that higher confidence in our brand will facilitate acquiring more users, advertisers and VX owners for our ecosystem.

We operate our IoT Smart Device business through ToroV System Private Limited, our 51% owned subsidiary. TVPL was incorporated in Singapore on July 22, 2019, and operates with our subsidiary AIM System Private Limited (“ASPL”), a Singapore private limited corporation incorporated on April 1, 2019, as described below:

•	TVPL – engages in sales and marketing of VX and barista grade coffee to owners and consumers, operates and maintains the VX including support, both technical and non-technical;
•	ASPL – engages in VX software technology integration; Proximate Location Ads (“PLA”) activities such as advertisement sales, build, create and deploy its proprietary software technology (“PropST”); distribute advertising dollars via an Advertising Dollar Sharing (“ADS”) system to agencies, affiliate marketers, advertisers, users and referrals; provide technical and non-technical support in relation to PLA; and engages in brand management, marketing, promotions and media engagement activities.

Forty Nine percent (49%) of the issued and outstanding securities of ToroV System Private Limited is owned by Eldee Tang.

VX vendor

We expect to rely on Barista Uno Private Limited (“BUPL”) to provide TVPL with VX IoT hardware and coffee sourcing, distribution, and logistical upstream and downstream fulfilment services. Eldee Tang, our Chief Executive Officer and Director owns 31% of BUPL.

Trends, Markets and Regions

Advertisement Spending

*It is estimated that advertising spending worldwide will surpass 560 billion U.S. dollars in 2019, representing a growth of roughly four percent compared with the previous year. North America is expected to remain the largest regional ad market, closely followed by Asia Pacific. Western Europe ranks third, with ad spends amounting to approximately half of these of North America. (*Source: https://www.statista.com/statistics/ 236943/global-advertising-spending/) **Meanwhile, digital advertising spending worldwide – which includes both desktop and laptop computers as well as mobile devices – stood at an estimate at 194.6 billion U.S. dollars in 2016. This figure is forecast to constantly increase in the coming years, reaching a total of 335 billion U.S. dollars by 2020. (**Source: https://www.statista.com/statistics/237974/online-advertising-spending-worldwide/)

In addition to the advertising spending study, we examined various consumer models such as cashback models for direct compensation to affiliate marketing (e.g., https://www.shopback.sg), discounted coupons sales model (e.g. https://www.groupon.com) and incentivized reward model (e.g. https://www.dollarshaveclub.com).

We believe that advertising spending, including digital advertising spending will continue to increase in the near future. We intend to innovate the way advertisement is used in the marketplace through digital advertisements and effective channeling relevant traffic.

Market and Region: Bank and Unbanked in Southeast Asia

*With a population of 570 million and a booming GDP expected to reach $4.7 trillion by 2025, the six largest countries in Southeast Asia represent one of the world’s largest and fastest-growing regions. Within the region, we believe that the financial services industry holds tremendous if fundamental underlying challenges are addressed. For example, cash is still the primary means of transaction. More than 70% of the adult population is either “underbanked” or “unbanked,” with limited access to financial services. (*Source: https://www.bain.com/insights/fufilling-its-promise/)

Currently, only 50% of adults in ASEAN have an account at a financial institution. ASEAN is discussing a specific financial inclusion target for 2020. There is a consensus to set the target at around 70% for 2020. Rates of financial “exclusion” are higher among the poor, those living in rural areas, and those who are less-educated. Interestingly, neither gender nor age are relevant factors that explain financial exclusion in ASEAN countries. In ASEAN countries, only 29% of workers reported receiving their monthly salaries through an account from a financial institution, while the remaining 71% is paid in cash by their employers. (Source: http://blogs.worldbank.org/eastasiapacific/how-to-scale-up-financial-inclusion-in-asean-countries).

We believe the unbanked population in the ASEAN region represents an untapped opportunity, as individuals without accounts at financial institutions are limited in their ability to shop or engage in other financial transactions online. We intend to focus on the ASEAN region, especially the unbanked market which is generally not the main focus of many large corporations. We believe that our model of converting VX spending into reward incentives and rebates that are redeemable on our platform allows the unbanked market to access our online platform for new and additional spending experiences without the requirement of having an account at a financial institution.

INTELLECTUAL PROPERTY AND PATENTS

We expect to rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our “VMore Express” brand and services. These legal means, however, afford only limited protection and may not adequately protect our rights. Litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of resources and management attention. Any unauthorized disclosure or use of our intellectual property could make it more expensive to do business and harm our operating results.

The laws of Singapore and our target countries may not protect our brand and services and intellectual property to the same extent as U.S. laws, if at all. We may be unable to fully protect our intellectual property rights in these countries. Further, companies in the internet, social media technology and other industries may own large numbers of patents, copyrights and trademarks and may frequently request license agreements, threaten litigation or file suit against us based on allegations of infringement or other violations of intellectual property rights.

We intend to seek the widest possible protection for significant product and process developments in our major markets through a combination of trade secrets, trademarks, copyrights and patents, if applicable. We anticipate that the form of protection will vary depending upon the level of protection afforded by the particular jurisdiction. Initially, we expect that our revenue will be derived principally from our operations in Singapore and other parts of Southeast Asia where intellectual property protection may be more limited and difficult to enforce. In such instances, we may seek protection of our intellectual property through measures taken to increase the confidentiality of our findings.

We intend to register trademarks as a means of protecting the brand names of TVPL, its products, and systems. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

We rely on trade secrets and unpatentable know-how that we seek to protect, in part, by confidentiality agreements. We expect that, where applicable, we will require our employees to execute confidentiality agreements upon the commencement of employment with us. We expect these agreements to provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific limited circumstances. The agreements will also provide that all inventions conceived by the individual while rendering services to us shall be assigned to us as the exclusive property of our company. There can be no assurance, however, that all persons who we desire to sign such agreements will sign, or if they do, that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets or unpatentable know-how will not otherwise become known or be independently developed by competitors.

COMPETITION

We operate in a highly competitive and fragmented industry that is sensitive to price and service. We compete with leading beverage companies such as Luckin Coffee (China), Toastbox (Singapore) which may offer substantially the same or similar product offerings as us. We also compete with businesses that focus on particular merchant categories or markets as well as traditional cash payments and other popular online shopping websites and apps, and other traditional media companies that provide discounts on products and services. We believe the principal competitive factors in our market include the following:

•	breadth of consumer base and advertisers/merchants featured;
•	local presence and understanding of local business trends;
•	ability to deliver a high volume of relevant deals to consumers;
•	ability to produce high purchase rates for deals among users;
•	ability to generate positive return on investment for advertisers/merchants; and
•	strength and recognition of our brand.

Although we believe we compete favorably on the factors described above, we anticipate that larger, more established companies may directly compete with us as we continue to demonstrate the viability of a local online-to-offline & offline-to-online solution provider. Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, larger product and services offerings, larger customer base and greater brand recognition. These factors may allow our competitors to benefit from their existing customer or subscriber base with lower acquisition costs or to respond more quickly than we can to new or emerging technologies and changes in customer requirements. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build a larger subscriber base or to monetize that subscriber base more effectively than us. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. In addition, although we do not believe that merchant payment terms are a principal competitive factor in our market, they may become such a factor and we may be unable to compete fairly on such terms.

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

Our principal office is located at 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616. This service office is subjected to one year service agreement pursuant to which we are permitted to use the service office space for a period of one year at a monthly rate of S$24,000, or approximately US$17,778. The service office agreement expired on May 31, 2019. We are in discussions with the service provider regarding the extension on the reduced size of the use by half for the service office with effect from February 1, 2020 for a period of thirteen months. We are in the process of memorializing the agreement in due course. The foregoing description of the service office usage is qualified in its entirety by reference to the Service Agreement dated May 2, 2018, which is filed as Exhibit 10.14 to this Quarterly Report and incorporated herein by reference.

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

Results of Operations

Comparison of the three months ended December 31, 2019 and December 31, 2018

The following table sets forth certain operational data for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018:

	Three months ended December 31,
	2019	2018
Net revenue	$2,063,937	$1,207,151
Cost of revenue	(2,250,717)	(1,396,126)
Gross loss	(186,780)	(188,975)
Operating expenses:
Sales and marketing expense	(83,651)	(200,505)
General and operating expenses	(1,316,808)	(41,998,442)
Total operating expenses	(1,400,459)	(42,198,947)
Loss from operations	(1,587,239)	(42,387,922)
Loss before income taxes	(1,582,782)	(42,371,234)
NET LOSS	$(1,553,003)	$(42,545,344)

Net Revenue. We generated net revenue of $2,063,937 and $1,207,151 for the three months ended December 31, 2019, and 2018, respectively. For the three months ended December 31, 2019, 15% of our net revenue was derived from income from V-More, our ecommerce platform, while 78% of our net revenue was contributed by our IoT business, mainly from smart coffee dispensing machines sales. The balance of net revenues consisted of mainly of administrative charges income and service income. For the three months ended December 31, 2018, 91% of our net revenue were attributable to sales of our Cerfrion and Cordyceps. The balance of net revenues consisted of mainly of administrative charges income and service income.

On a going forward basis, we expect to generate revenue from our IoT products such as our smart coffee dispensing machines, e-commerce platform as well as any products that we distribute for our merchants, as more merchants are progressively on boarded.

For the three months ended December 31, 2019 and 2018, the following geographic regions accounted for 10% or more of our total net revenues:

Country	December 31, 2019	December 31, 2018
Singapore	94%	1%
Malaysia	1%	–
Philippines	–	–
Thailand	–	–
Indonesia	1%	–
Greater China Region	–	91%
Rest of the World	4%	8%
Total	100%	100%

For the three months ended December 31, 2019 and 2018, no customers accounted for 10% or more of our total net revenues.

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

The following describes the relationship between our key performance indicators and US GAAP reporting:

	Three Months Ended December 31,
	2019	2018
Gross Cash Receipts	$2,035,088	$8,808,023
Less: Undelivered items	$(46,900)	$(1,840,007)
Less: Supplier’s product & logistics allowances	$(25,081)	$(2,601,521)
Less: Commission payout	$(32,270)	$(3,302,601)
Net Cash Receipts	$1,930,837	$1,063,894

Other Sales	$133,100	$143,257

Net Revenue	$2,063,937	$1,207,151

For the three months ended December 31, 2019, our Gross Cash Receipts net of sales returns was $2,035,088, representing a decrease from $8,808,023 for the same period ended 2018. This was attributed to change in product mix from sale of Cordyceps in China in the same period of 2018 to increased sales from our IoT business which currently is mainly comprised of smart coffee dispensing machines sales in new markets in Singapore, Malaysia and Indonesia. For the three months ended December 31, 2019, VMore and Digital offering sales contributed $418,384 or approximately 21% of our Gross Cash Receipts while sales of smart coffee machines contributed the balance of the Gross Cash Receipts. Moving forward, in addition to our digital offerings and e-commerce business, we intend to increase our focus on the distribution IoT related products such as smart coffee dispensing machines.

Our undelivered items for the three months ended December 31, 2019, was $46,900 and consisted primarily of digital products paid for but not yet delivered. Our undelivered items for the three months ended December 31, 2018, was $1,840,007 and consisted primarily of Cordyceps and Cerfrion. We expect undelivered items to be fulfilled within three months generally.

Our Supplier Product & Logistics Allowances for the three months ended December 31, 2019 and 2018 was $25,081 and $2,601,521 respectively. The decrease in Supplier Product & Logistics Allowance was attributable to the major shift from the physical sale of Cordyceps in China within the same period in 2018 to the online sale of merchant’s offerings from our V-More platform.

Commission Payout for the three months ended December 31, 2019 was $32,270 as compared to $3,302,601 for the three months ended December 31, 2018. The decrease in Commission Payout was due to a change in product mix.

For the three months ended December 31, 2019, other sales of $133,100 consisted mainly of courses and V-More administrative fees income as compared to $143,257 for the same period of 2018 where other sales consisted of primarily of service fee income, subscription proceeds and V-More income.

Major Vendors.

	Three Months Ended December 31, 2019
Vendors	Purchase	Accounts Payable
Barista Uno Private Limited	$544,751	$355,913

For the three months ended December 31, 2019, Barista Uno Private Limited accounted for 24% of the Company’s purchases amounting to $544,751 with $355,913 of accounts payable. Eldee Tang, our Chief Executive Officer and Director, owns 31% of Barista Uno Private Limited.

For the three months ended December 31, 2018, no vendors account for more than 10% of the Company’s purchase.

Gross Loss. We achieved a gross loss of $186,780 and $188,975 for the three months ended December 31, 2019, and 2018, respectively. The attributing factor for the relatively flat change in gross profit year on year was due to the initial change in product mix. We expect to increase focus on the new IoT product line.

Operating Expenses.

	Three months ended December 31,
	2019	2018
Operating expenses:
Sales and marketing expense	$83,651	$200,505
General and operating expenses	$1,316,808	$41,998,442
Total operating expenses	$1,400,459	$42,198,947
Less: Stock based compensation	$200,000	$41,081,998
Total operating expenses (Excluding stock based compensation)	$1,200,459	$1,116,949

During the three months ended December 31, 2019, and 2018, we incurred operating expenses of $1,400,459 and $42,198,947, respectively. Excluding the stock based compensation in the same period of 2018, the increase in operating expenses is primarily attributable to an increase in our manpower and other resources to support our change in business focus and re-alignment of our strategy.

Net Loss.

	Three months ended December 31,
	2019	2018
NET LOSS (INCLUDING STOCK BASED COMPENSATION)	$(1,553,003)	$(42,545,344)
Less: Stock Based Compensation	$(200,000)	$(41,081,998)
NET LOSS (EXCLUDING STOCK BASED COMPENSATION)	$(1,353,003)	$(1,463,346)

We recorded a net loss of $1,553,003 and $42,545,344 for the three months ended December 31, 2019, and 2018, respectively. Excluding the stock based compensation for the three months ended December 2019 and 2018, the decrease in net loss was attributed to change in product mix from sale of Cordyceps in China for the three months ended December 31, 2018, to smart coffee dispensing machine sales and V-More’s increased presence in new markets in Malaysia, Philippines and Thailand for the three months ended December 31, 2019, coupled with increase in resources due to the shift in focus. We hope to make progressive changes to our business model in the near future to further improve our net income.

Comparison of the nine months ended December 31, 2019 and December 31, 2018

The following table sets forth certain operational data for the nine months ended December 31, 2019, as compared to the nine months ended December 31, 2018:

	Nine months ended December 31,
	2019	2018
Net revenue	$14,674,821	$2,170,648
Cost of revenue	(8,311,170)	(1,813,928)
Gross profit	6,363,651	356,720
Operating expenses:
Sales and marketing expense	(421,972)	(442,651)
General and operating expenses	(14,509,066)	(43,115,485)
Total operating expenses	(14,931,038)	(43,558,136)
Loss from operations	(8,567,387)	(43,201,416)
Loss before income taxes	(8,548,576)	(43,172,994)
NET LOSS	$(8,530,021)	$(43,347,104)

Net Revenue. We generated net revenue of $14,674,821 and $2,170,648 for the nine months ended December 31, 2019 and 2018, respectively. For the nine months ended December 31, 2019, 77% of our net revenues were derived from income from V-More, our ecommerce platform. Sales from our IoT’s coffee machines contributed 20% to our revenue for the nine months ended December 31, 2019. The balance of net revenues consisted of mainly of administrative charges income, service income. For the nine months ended December 31, 2018, 83% of our net revenues were attributable to sales of our Cerfrion and Cordyceps. The balance of net revenues consisted of mainly of administrative charges, service income and V-More, our e-commerce platform.

On a going forward basis, we expect to generate revenue from our IoT products such as smart coffee dispensing machines and e-commerce platform as well as any products that we distribute for our merchants, as more merchants are progressively on boarded progressively.

For the nine months ended December 31, 2019 and 2018, the following geographic regions accounted for 10% or more of our total net revenues:

Country	December 31, 2019	December 31, 2018
Singapore	50%	12%
Malaysia	25%	–
Philippines	11%	–
Thailand	5%	–
Indonesia	3%	–
Greater China Region	2%	83%
Rest of the World	4%	5%
Total	100%	100%

For the nine months ended December 31, 2019 and 2018, no customers accounted for 10% or more of our total net revenues.

Key Performance Indicators: Gross Cash Receipts, Supplier Product & Logistics Allowance and Commission Payout

The following describes the relationship between our key performance indicators and US GAAP reporting:

	Nine months Ended December 31,
	2019	2018
Gross Cash Receipts	$17,666,905	$20,460,105
Less: Undelivered items	$(455,938)	$(5,166,054)
Less: Supplier’s product & logistics allowances	$(325,109)	$(5,728,809)
Less: Commission payout	$(2,753,172)	$(7,798,896)
Net Cash Receipts	$14,132,686	$1,766,346

Other Sales	$542,135	$404,302

Net Revenue	$14,674,821	$2,170,648

For the nine months ended December 31, 2019, our Gross Cash Receipts net of sales returns was $17,666,905, representing a decrease from $20,460,105 for the same period ended 2018. The decrease was attributable to changes in product mix from sale of Cordyceps in China in the nine months ended December 31, 2018, to sales of our VX and V-more’s increased presence in new markets in Malaysiam Phillipines and Thailand. Revenue from IoT’s coffee dispensing machines and V-more e-commere platform comprised of approximately 16% and 84%, respectively, of the overall Gross Cash Receipts.

Our undelivered items for the nine months ended December 31, 2019, was $455,938 and consisted primarily of digital products paid for but not yet delivered. Our undelivered items for the nine months ended December 31, 2018, was $5,166,054 and consisted primarily of Cordyceps and Cerfrion. We expect undelivered items to be fulfilled within three months generally.

Our Supplier Product & Logistics Allowances for the nine months ended December 31, 2019 was $325,109, representing a substantial decrease from $5,728,809 for the same period in 2018. The decrease in Supplier Product & Logistics Allowance was attributable to the major shift from the physical sale of Cordyceps in China within the nine months ended December 31, 2018 to the online sale of merchant’s offerings using our V-More platform during the nine month ended December 31, 2019.

Commission Payout for the nine months ended December 31, 2019 was $2,753,172 as compared to $7,798,896 for the nine months ended December 31, 2018. The decrease in Commission Payout was due to a change in product mix.

For the nine months ended December 31, 2019, other sales of $542,135 consisted mainly of V-More administrative fees income as compared to $404,302 for the same period of 2018 where other sales consisted mainly of service fee income, subscription proceeds and V-More income.

Major Vendors.

	Nine months ended December 31, 2019
Vendors	Purchase	Accounts Payable
Barista Uno Private Limited	$1,580,300	$355,913

For the nine months ended December 31, 2019, Barista Uno Private Limited accounted for 19% of the Company’s purchase amounting to $1,580,300 with $355,913 of accounts payable. Eldee Tang, our Chief Executive Officer and Director, owns 31% of Barista Uno Private Limited.

For the nine months ended December 31, 2018, no vendors account for more than 10% of the Company’s purchase.

Gross Profit. We achieved a gross profit of $6,363,651 and $356,720 for the nine months ended December 31, 2019, and 2018, respectively. The increase in gross profit is primarily attributable to the major shift in product and offering mix. During the nine months ended December 31, 2019, 76% of our gross profit was derived from income from V-More, our ecommerce platform and 19% of our gross profit was contributed by our IoT business, mainly from smart coffee dispensing machine sales while the balance of gross profit consisted of mainly of administrative charges income and service income. For the nine months ended December 31, 2018, 13% of our gross profit was derived from China sales of Cordyceps and Cerfrion while the balance of gross profit consisted of mainly of administrative charges income and service income.

Operating Expenses.

	Nine months ended December 31,
	2019	2018
Operating expenses:
Sales and marketing expense	$421,972	$442,651
General and operating expenses	$14,509,066	$43,115,485
Total operating expenses	$14,931,038	$43,558,136
Less: Stock based compensation	$11,136,760	$41,081,998
Total operating expenses (excluding stock based compensation)	$3,794,278	$2,476,138

During the nine months ended December 31, 2019, and 2018, we incurred operating expenses of $14,931,038 and $43,558,136 respectively. Our operating expenses for the nine months ended December 31, 2019 and 2018 included a one-time charge of $11,136,760 and $41,081,998 respectively, arising from the issuance of shares of our common stock as compensation to our sales affiliates, merchant acquisition consultants and digital offerings consultant. Excluding the one-time stock based compensation charge, our operating expenses would be $3,794,278 for the nine months ended December 31, 2019, as compared to $2,476,138 for the same period ended December 31, 2018. Excluding the one-time stock based compensation charge, the increase in operating expenses is primarily attributable to an increase in our manpower and other resources to support our shift in business focus and re-alignment of our strategy.

Net Income (Loss).

	Nine months ended December 31,
	2019	2018
NET LOSS (INCLUDING STOCK BASED COMPENSATION)	$(8,530,021)	$(43,347,104)
Less: Stock Based Compensation	$(11,136,760)	$(41,081,998)
NET INCOME/(LOSS) (EXCLUDING STOCK BASED COMPENSATION)	$2,606,739	$(2,265,106)

We recorded a net loss of $8,530,021 and $43,347,104 for the nine months ended December 31, 2019, and 2018, respectively. Net loss consisted primarily of one-time stock based compensation charge of $11,136,760 and $41,081,998 for the nine months ended December 31, 2019 and 2018, respectively. Excluding the effect of such one-time charge, during the nine months ended December 31, 2019, we realized a net income of $2,606,739 as compared to a net loss of $2,265,106 for the same period ended December 31, 2018. The increase in net income (excluding the effect of our stock based compensation charge) was attributed to our change in product mix from sale of Cordyceps in China in the same period of 2018 to increased revenue from IoT’s coffee machines sales and V-More’s increased presence in new markets in Malaysia, Philippines and Thailand for the nine months ended December 31, 2019. We hope to make progressive changes to our business model over the next few months to further improve our net income.

Stock Based Compensation. During the nine months ended December 31, 2019 and 2018, we incurred a one-time charge of $11,136,760 arising from the issuance of 5,568,380 shares of our common stock, at a market value of $2 per share. The issuance was made to sales associates for prior sales and marketing services and legal counsel for legal services provided to us and our subsidiaries, affiliates and merchant acquisition consultants and digital offerings consultant. Stock based compensation of $41,081,998 was incurred during the nine months ended December 31, 2018 for issuance of shares at $2.

Net Income/Loss (including stock based compensation). We recorded a net loss of $8,530,021 and a net loss of $43,347,104 for the nine months ended December 31, 2019, and 2018, respectively. The decrease in the net loss is primarily due to a change in one-time, non-cash stock based compensation of $11,136,760 and $41,081,998 as of December 31, 2019 and 2018 respectively. The issuances were to sales associates for prior sales and marketing services and legal counsel for legal services provided to us and our subsidiaries, affiliates and merchant acquisition consultants and digital offerings consultant.

Liquidity and Capital Resources

As of December 31, 2019, we had current assets of $7,235,282 and current liabilities of $6,872,280. Our current assets consisted of $682,382 of cash and cash equivalents, $1,208,689 of accounts receivable, purchase deposits of $4,834,731, amount due from a third party of $221,373, $223,137 of deposits, prepayment and other receivables, tax recoverable of $48,330 and inventories of $16,640. Our current liabilities consisted of $1,806,747 of accrued liabilities and other payables, $375,929 of accounts payable, $1,210,431 of commission liabilities, $2,928,582 of deferred revenue, $17,784 of amount due to Eldee Tang, our Chief Executive Officer and Director, $252,490 of finance leases and $280,317 of amount due to a related party for which it represents a unsecured non-interest bearing advance from our shareholder Ms. Kao Wei-Chen.

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

We had accumulated losses of $133,609,887 and $125,141,278 as of December 31, 2019 and March 31, 2019, respectively. The increase in accumulated losses is mainly due change in one-time, non-cash stock based compensation from $41,081,998 as at March 31, 2019 to $11,136,760 as at December 31, 2019 to sales associates for prior sales and marketing services provided to us and our subsidiaries and affiliates, merchant acquisition consultants and digital offerings consultant.

	Nine months ended December 31,
	2019	2018
Net cash generated from operating activities	$446,616	$9,395
Net cash used in investing activities	$(47,065)	$(3,633,431)
Net cash (used in) generated from financing activities	$(234,617)	$2,400,163

Net Cash Generated from Operating Activities

Net cash generated from operating activities was $446,616 for the nine months ended December 31, 2019, and consisted primarily of a net loss of $8,530,021, adjusted for amortization of intangible assets of $206,390, depreciation of property, plant and equipment of $147,031, a gain on disposal of property, plant and equipment of $3,604 and a one-time non-cash stock based compensation of $11,136,760, a decrease in account receivable of $4,895,929, an increase in account payables of $372,722, an increase in accrued liabilities and other payables of $835,358, an decrease in deposits, prepayments and other receivable of $137,637, a decrease in tax payable of $131,886, decrease in commission liabilities of $404,283 by an increase in purchase deposits of $2,214,407, and a decrease in deferred revenue of $6,001,010.

Net cash generated from operating activities was $9,395 for the nine months ended December 31, 2018, and consisted primarily of a net loss of $43,347,104, adjusted for amortization of intangible assets of $44,279, depreciation of property, plant and equipment of $183,289 and a one-time non-cash stock based compensation of $41,081,998, an increase in accrued liabilities and other payables of $856,593, an increase in commission liabilities of $1,489,999, an increase in deferred revenue of $4,038,460, offset by an increase in deposits, prepayments and other receivable of $3,385,254, an increase in amount due from related companies of $316,409, a decrease in account payables of $382,356 and a decrease in tax payable of $254,100.

Net Cash Used In Investing Activities

Net cash used in investing activities was $47,065 for the nine months ended December 31, 2019, and consisted primarily of proceeds from disposal of property, plant and equipment of $52,676 and purchase of property, plant and equipment of $99,741. Net cash used in investing activities was $3,633,431 for the nine months ended December 31, 2018, and consisted primarily of purchases of property, plant and equipment of $3,487,021, intangible assets of $183,986 and cash received from acquisition of subsidiaries of $37,576.

Net Cash (Used in) Generated From Financing Activities

Net cash used in financing activities for the nine months ended December 31, 2019, was $234,617 and consisted primarily of repayment to director $73,089 and repayment of finance lease of $161,528. Net cash generated from financing activities for the nine months ended December 31, 2018, was $2,400,163 and consisted primarily of proceeds from the issuance of our securities of $160,362, proceeds from Eldee Tang, our Chief Executive Officer and director, of $21,292, proceed from finance lease $2,349,421, offset by repayment of finance lease of $130,912.

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

☐	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

☐	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

☐	Intangible assets

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

☐	Property, plant and equipment

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

☐	Revenue recognition

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

☐	Commission credits

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

☐	Foreign currencies translation

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Period-end S$:US$1 exchange rate	1.3552	1.3632
Period average S$:US$1 exchange rate	1.3668	1.3588

☐	Related parties

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

☐	Fair value of financial instruments

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

☐	Recent accounting pronouncements

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2019, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NOBLE VICI GROUP, INC.

	By:	/s/ Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: February 14, 2020

