Form 10-K/A
period 2019-03-31
Noble Vici Group, Inc.
filed 2020-05-21
CIK 1500122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 2

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an Emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Amendment No. 2 to the Company’s Form 10-K (the “Amendment”) amends the Annual Report of Noble Vici Group, Inc. on Form 10-K for the fiscal year ended March 31, 2019 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “Commission”) on July 15, 2019, as amended by Amendment No. 1 to Annual Report on Form 10-K filed with the Commission on July 15, 2019, and is being filed to amend and restate the section entitled “Results of Operations; Net Revenue” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and amend and restate the Report of the Independent Registered Public Accounting Firm included in Item 8. Financial Statements and Supplementary Data of the Form 10-K. Except as set forth above, no other changes to Item 8. Financial Statements and Supplementary Data were made.

This Amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits 31.1 and 32. hereto.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-K or reflect any events that have occurred after the filing of the original Form 10-K.

1

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

2

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, as of March 31, 2019, the Company has suffered from an accumulated deficit of $125,141,278 and working capital deficit of $2,227,267. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

Date: May 21, 2020	By:	/s/Eldee Tang
Eldee Tang
Chief Executive Officer

4