Form 10-K
period 2020-03-31
Noble Vici Group, Inc.
filed 2020-08-14
CIK 1500122

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit ). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at August 3, 2020
Common Stock, $.0001 par value per share	210,804,160 shares

The aggregate market value of the 65,929,372 shares of Common Stock of the registrant held by non-affiliates on September 30, 2019, the last business day of the registrant’s second quarter, computed by reference to the price at which such stock was last sold is $0.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

On March 25, 2020, the Securities and Exchange Commission (“SEC”) issued an order and guidance (collectively, the “Order”) providing regulatory relief to public companies whose operations may be affected by the novel coronavirus disease (“COVID-19”). The Order provided public companies with a 45-day extension to file certain disclosure reports, including their Annual Report on 10-K (“Annual Report”), that would otherwise have been due between March 1, 2020 and July 1, 2020.

Due to its operations being impacted by COVID-19, the Company was unable to meet its filing deadline with respect to its Annual Report and on April 15, 2020, submitted a Current Report on Form 8-K in accordance with and reliance upon the Order.

Due to the outbreak of coronavirus disease 2019 (COVID-19), starting from early March 2020, the Company’s employees and external auditors have been asked to work remotely. As a result, communication among internal financial staff and external auditors has been challenging, resulting in a delay in preparation and completion of its consolidated financial statements. Based on the foregoing, on April 30, 2020, the Company filed a Current Report on Form 8-K to avail itself of a 45-day extension to file this Form 10-K relying on the exemptions provided by the SEC Order. This Form 10-K is being filed in reliance on the SEC Order.

The Company has been materially and adversely affected by the COVID-19 outbreak. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and the Company is actively monitoring the global situation and its effects on its industry, financial condition, liquidity, and operations. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020. However, if the pandemic continues, it may have a material adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

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

Change in Control to Current Business

On January 29, 2018, Eldee Tang entered into Share Sale Agreements with Kao Wei-Chen and three other shareholders and former affiliates of the Company to purchase up to 1,675,000,000 shares of the Company’s common stock at a per share purchase price of US$0.00008, for an aggregate price of US$134,000. On June 15, 2018, the Company effectuated a 1 for 1,000 reverse stock split whereby every 1,000 shares of the Company’s common stock were reduced to one share. The parties effectuated Mr. Tang’s purchase of 750,000 shares such securities (expressed on a post reverse split basis) effective June 15, 2018. Mr. Tang hopes to purchase the balance of the 925,000 shares from Kao Wei-Chen, a former affiliate of the Company, in the future. The foregoing description of the Share Sale Agreement with Kao Wei-Chen is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.

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

On September 17, 2018, we consummated the acquisition of a 51% controlling interest in The Digital Agency Private Limited, a private limited company organized under the laws of Singapore (“TDA”), and a start-up digital marketing company, in accordance with the terms of that certain Share Exchange Agreement by and among the Company, NIApplications Private Limited (formerly, “Noble Infotech Applications Private Limited”), a private limited company organized under the laws of Singapore and our wholly owned subsidiary (“NIA”), TDA and Mok Jo Han (“the “TDA Share Exchange Agreement”). Pursuant to the terms of the TDA Share Exchange Agreement, we acquired 51 ordinary shares of TDA, representing approximately fifty-one percent (51%) of the issued and outstanding ordinary shares of TDA, in exchange for 510,000 shares of common stock of the Company, par value $0.0001 (the “TDA Shares”), representing an exchange ratio of ONE (1) ordinary share of TDA for Ten Thousand (10,000) shares of common stock of the Company, at a valuation of $2.00 per share of the Company, for an aggregate value of $1,020,000. It is our understanding that Mr. Mok is not a U.S. Person within the meaning of Regulations S. The TDA Shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

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

In March 2020, we divested all interest in VVPL; and reorganized Venvici Limited, a private limited company formed under the laws of Seychelles (“VVL”) as a wholly owned subsidiary of NVPL. Prior to the reorganization:

•	VVPL was a wholly owned subsidiary of NVPL; and
•	VVL was a wholly owned subsidiary of VVPL with nominal assets and liabilities.

Corporate Structure

As of August 3, 2020, our corporate structure is below:

Entry into a Material Definitive Agreement

On April 1, 2019, we entered into a binding Memorandum of Understanding (the “Elusyf MOU”) with Eldee Wai Chong Tang, our Chief Executive Officer and Director, whereby we agreed to reorganize Elusyf Global Private Limited, a Singapore corporation (“EGPL”), into the Company in accordance with the terms of the Elusyf MOU. Due to a shift in our business focus, we terminated the Elusyf MOU in good faith on May 19, 2020.

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

Sale and Distribution of IoT Smart Devices / VMore System Private Limited

In addition to the E-commerce platform, we intend to focus on the sales and distribution of IoT smart devices and appliances. In September, 2019, we began to sell our first IoT appliance, our smart coffee dispensing machines (the V-More Express (“VX”)). We hope to begin distributing the machines on or about the third calendar quarter of 2020 and expect them to be progressively placed into operation in Singapore on or around the fourth quarter onwards of 2020. We expect to derive income from sales of our VX IoT hardware, the core consumables in VX and the advertising services we provide to our customers in connection with the VX.

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

We operate our IoT Smart Device business through VMore System Private Limited (formerly, “ToroV System Private Limited”), our wholly owned subsidiary (“VSPL”). VSPL was incorporated in Singapore on July 22, 2019, and operates with our subsidiary AIM System Private Limited (“ASPL”), a Singapore private limited corporation incorporated on April 1, 2019, as described below:

•	VSPL – engages in sales and marketing of VX and barista grade coffee to owners and consumers, operates and maintains the VX including support, both technical and non-technical;
•	ASPL – engages in VX software technology integration; Proximate Location Ads (“PLA”) activities such as advertisement sales, build, create and deploy its proprietary software technology (“PropST”); distribute advertising dollars via an Advertising Dollar Sharing (“ADS”) system to agencies, affiliate marketers, advertisers, users and referrals; provide technical and non-technical support in relation to PLA; and engages in brand management, marketing, promotions and media engagement activities.

VX vendor

We expect to rely on Barista Uno Private Limited (“BUPL”) to provide VSPL with VX IoT hardware and coffee sourcing, distribution, and logistical upstream and downstream fulfilment services. Eldee Tang, our Chief Executive Officer and Director owns 31% of BUPL.

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

Employees

As of August 5, 2020, we have the following employees:

Executive Officer	2
Service Representative	5
Tech Development Staff	4
Sales & Marketing Staff	12
Administration Staff	2
Legal and Compliance	2
Finance	6
Total	33

All of our employees are located in Singapore. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Singapore. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $218,354 and $162,944, for the years ended March 31, 2020, and 2019, respectively.

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

ITEM 2. Properties.

Our principal office is located at 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616. This service office is subjected to thirteen months service agreement pursuant to which we are permitted to use the service office space for a period of thirteen months at a monthly rate of S$12,000, or approximately US$8,570. The service office agreement is expected to start from February 1, 2020. We are in discussions with the service provider to memorialize on the use of the service office.

On October 1, 2018, we purchased a building subject to a sixty year leasehold located at 45 Ubi Crescent, Singapore 408590 to serve as our primary operational center. The four story building is approximately 13,000 square feet with a remaining lease term of thirty eight years. The purchase price of S$4,480,000 (approximately US$3,295,819) was financed by a loan with Ethoz Capital Limited in the principal amount of S$3,136,000 (approximately US$2,307,073) at an annual rate of 3.75%, payable over 120 months commencing October 1, 2018. The loan is personally guaranteed by our Chief Executive Officer and Director, Eldee Tang. The foregoing description of the loan is qualified in its entirety by reference to the Secured Term Loan Facility dated September 14, 2018, which is filed as Exhibit 10.13 to this Annual Report and incorporated herein by reference.

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

ITEM 3. Legal Proceedings.

In April 2020, we received invoices from each of the Public Company Accounting Oversight Board (“PCAOB”) and the Financial Accounting Standards Board (“FASB”) in the amounts of $702,600 and $92,100, respectively, for our share of the PCAOB and FASB Issuer Accounting Support Fee for calendar year 2020. The fees were due May 18, 2020. We have petitioned the PCAOB and FASB to review our fee assessments and are in the process of review.

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses an estimate of the possible loss or range of loss, if such estimate can be made or discloses that an estimate cannot be made.

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any.

We expect that the aggregate range of reasonably possible losses, within the accruals established, if any, for such legal proceeding is likely to range from approximately $800,000 and upwards if penalties or interest are assessed against us in the even that we are unable to timely pay assessed amounts. The estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimate can be made. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, such range represents what the Company believes to be an estimate of possible loss only for those matters meeting such criteria. It does not represent the Company’s maximum loss exposure.

Except as set forth above, there are no material pending legal proceedings to which we or our subsidiaries are a party or to which any of our or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of our directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to our business or has a material interest adverse to our business.

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

Quarterly period	High	Low
Fiscal year ended March 31, 2020:
Fourth Quarter	$388.00	$5.00
Third Quarter	$500.00	$350.05
Second Quarter	$2,000.00	$350.05
First Quarter*	$2000.00	$2000.00
Fiscal year ended March 31, 2019:
Fourth Quarter*	$2000.00	$2000.00
Third Quarter*	$2000.00	$2000.00
Second Quarter*	$2000.00	$2000.00
First Quarter*	$2000.00	$550.00

*On June 15, 2018, we effected a 1-for-1000 reverse stock split of our Common Stock. Immediately prior to our reverse stock split, shares of our common stock traded at $2.00 per share. As a result of the reverse stock split, the per share price of our common stock increased to $2,000. In March 2020, shares of our common stock became eligible for deposit with the Depository Trust Company (DTC).

(b) Approximate Number of Holders of Common Stock

As of August 3, 2020, there were approximately 60 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

(c) Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d) Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders (1)	31,580,000	–	21,480,000
Total	31,580,000	–	21,480,000

(1)	Represents shares of the Company’s common stock to be issued to: (i) Frank Chia Kok Meng, Lew Chuen Cheah and Yang Shang Yue (the “Consultants”) pursuant to V-More Merchant Acquisition Agreements between the Company and each of the Consultants; (ii) Sukullayanee Suwunnavid (the “Digital Consultant”) pursuant to that certain Consulting Agreement between the Company and the Digital Consultant; and (iii) Jenny Chen-Drake (the “Legal Consultant”) pursuant to that legal services consulting agreement between the Company and the Legal Consultant.

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

On October 8, 2019, we entered into a Consulting Agreement with pursuant to which Jenny Chen-Drake (the “Consultant”) agreed to render certain legal services in connection with its business (the “Services”). We issued One Hundred Thousand (100,000) shares of the Corporation’s Common Stock, par value $0.0001 (the “Shares”), at a per share price of US$2.00, as payment in full for the Services and the satisfaction of all of our obligations to the Consultant with respect to such Services. These securities were registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 9, 2019. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the Consulting Agreement dated October 9, 2019, which is filed as Exhibit 10.12 to this Annual Report and incorporated herein by reference.

(e) Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended March 31, 2020, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2020, and 2019. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

On September 17, 2018, we consummated the acquisition of a 51% controlling interest in The Digital Agency Private Limited, a private limited company organized under the laws of Singapore (“TDA”), and a start-up digital marketing company, in accordance with the terms of that certain Share Exchange Agreement by and among the Company, NIApplications Private Limited (formerly, “Noble Infotech Applications Private Limited”), a private limited company organized under the laws of Singapore and our wholly owned subsidiary (“NIA”), TDA and Mok Jo Han (“the “TDA Share Exchange Agreement”). Pursuant to the terms of the TDA Share Exchange Agreement, we acquired 51 ordinary shares of TDA, representing approximately fifty-one percent (51%) of the issued and outstanding ordinary shares of TDA, in exchange for 510,000 shares of common stock of the Company, par value $0.0001 (the “TDA Shares”), representing an exchange ratio of ONE (1) ordinary share of TDA for Ten Thousand (10,000) shares of common stock of the Company, at a valuation of $2.00 per share of the Company, for an aggregate value of $1,020,000. It is our understanding that Mr. Mok is not a U.S. Person within the meaning of Regulations S. The TDA Shares were sold pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

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

On October 8, 2019, we entered into a Consulting Agreement with pursuant to which Jenny Chen-Drake (the “Consultant”) agreed to render certain legal services in connection with its business (the “Services”). We issued One Hundred Thousand (100,000) shares of the Corporation’s Common Stock, par value $0.0001 (the “Shares”), at a per share price of US$2.00, as payment in full for the Services and the satisfaction of all of our obligations to the Consultant with respect to such Services. These securities were registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 9, 2019. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the Consulting Agreement dated October 9, 2019, which is filed as Exhibit 10.12 to this Annual Report and incorporated herein by reference.

Our Operations and Future Plans

Ecommerce Platform

We are focused on providing users with innovative tools to live and interact in the modern mobile world through our ecosystem of IoT, Big Data, Blockchain and E-commerce products and services. We integrate blockchain technology with our E-commerce platform to connect consumers and merchants in a dynamic global marketplace via blockchain transactions. We onboard users, consumers and referrers through our Affiliate Incentivized Marketing to Advertising Dollar Sharing (formerly known as Affiliate Incentivized Marketing (“AIM”)) model while merchants are onboarded via our Merchant Incentivized Marketing (“MIM”) model. Some products and services offered in our ecosystem include procurement of discounted goods and services, referral reward system, mobile games and digital marketing, financial markets apps and a “Business Centre” within the same app. Our E-commerce platform not only offers users the ability to make online purchases, but also the convenience of an O2O (Online to Offline) platform whereby consumers can transact at a discount online while goods and services are distributed at a physical location. This drives traffic to the already weakened retail industry. The Business Centre within our ecosystem is offered through a mobile app and allows users to create their own referral platform within our ecosystem.

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

Sale and Distribution of IoT Smart Devices / VMore System Private Limited

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

We operate our IoT Smart Device business through VMore System Private Limited (formerly, “ToroV System Private Limited”), our wholly owned subsidiary (“VSPL”). VSPL was incorporated in Singapore on July 22, 2019, and operates with our subsidiary AIM System Private Limited (“ASPL”), a Singapore private limited corporation incorporated on April 1, 2019, as described below:

•	VSPL – engages in sales and marketing of VX and barista grade coffee to owners and consumers, operates and maintains the VX including support, both technical and non-technical;
•	ASPL – engages in VX software technology integration; Proximate Location Ads (“PLA”) activities such as advertisement sales, build, create and deploy its proprietary software technology (“PropST”); distribute advertising dollars via an Advertising Dollar Sharing (“ADS”) system to agencies, affiliate marketers, advertisers, users and referrals; provide technical and non-technical support in relation to PLA; and engages in brand management, marketing, promotions and media engagement activities.

VX vendor

We expect to rely on Barista Uno Private Limited (“BUPL”) to provide VSPL with VX IoT hardware and coffee sourcing, distribution, and logistical upstream and downstream fulfilment services. Eldee Tang, our Chief Executive Officer and Director owns 31% of BUPL.

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

Results of Operations

Comparison of the year ended March 31, 2020 and March 31, 2019

The following table sets forth certain operational data for the year ended March 31, 2020, compared to the year ended March 31, 2019:

	Year ended March 31,
	2020	2019
Net Revenue	$13,405,499	$8,626,718
Cost of revenue	$(7,555,268)	$(2,570,143)
Gross profit	$5,850,231	$6,056,575
Operating expenses:
Sales and marketing expense	$434,568	$898,407
General and operating expenses	$7,525,068	$3,665,106
Total operating expenses*	$(7,959,636)	$(4,563,513)
(Loss) income from operations*	$(2,109,405)	$1,493,062
Loss before income taxes*	$(1,904,952)	$(497,213)
NET LOSS*	$(1,700,917)	$(681,488)
Stock based compensation	$(10,810,357)	$(123,009,343)
NET LOSS (INCLUDING STOCK BASED COMPENSATION)	$(12,511,274)	$(123,690,831)

*Excluding one-time, non-cash Stock based compensation

Net Revenue. We generated net revenue of $13,405,499 and $8,626,718 for the year ended March 31, 2020 and 2019, respectively.

For the year ended March 31, 2020, major countries contribution to our net revenue were attributable to sales from Singapore (46%), Malaysia (27%) and Philippines (13%). Major offerings contribution to our net revenue attributable to V-More ecommerce, Cerfrion backorder deliveries and VX (software programming) were 39%, 44% and 12% respectively. The balance of net revenues consisted of mainly of administrative charges and course fees income.

For the year ended March 31, 2019, 15% of our net revenue were attributable to sales of our Cerfrion and Cordyceps. Sales from V-More ecommerce in Malaysia and Indonesia contributed 55% and 13% to our net revenue respectively. The balance of net revenues consisted of mainly of administrative charges and service income.

In the near future, we expect to increase our focus on VX machine sales and increase the full ecosystem adoption from IoT to VMore e-commerce.

For the years ended March 31, 2020 and 2019, the following geographic regions accounted for 10% or more of our total net revenues:

Country	March 31, 2020	March 31, 2019
Singapore	46%	11%
Malaysia	27%	55%
Philippines	13%	–
Thailand	6%	–
Indonesia	3%	13%
Greater China Region	1%	15%
Rest of the World	4%	6%
Total	100%	100%

For the years ended March 31, 2020 and 2019, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the year ended March 31, 2020, there is no one single vendor representing more than 10% of the Company’s purchase.

	Year Ended March 31, 2019
Vendors	Purchase	Accounts Payable
Gtoken Limited	$385,955	$–

For the year ended March 31, 2019, Gtoken Limited accounted for 15% of the Company’s purchase amounting to $385,955 with $0 of accounts payable.

Gross Profit. We achieved a gross profit of $5,850,231 and $6,056,575 for the year ended March 31, 2020, and 2019, respectively. The decrease in gross profit is primarily attributable to the increase in VX business which requires higher hardware expenditure as compared to lower costing from V-More ecommerce which is software centric.

Operating Expenses. During the year ended March 31, 2020, and 2019, we incurred operating expenses (excluding stock based compensation) of $7,959,636 and $4,563,513 respectively. The increase in operating expenses is primarily attributable to an increase in our manpower resources to support our new VX business and increased professional fees incurred in connection with being a smaller reporting company, general provision of $1,390,996 for supplier deposit collectability and accrual of $794,700 for share of PCAOB and FASB accounting fee for the calendar year 2020.

Net Loss (excluding stock based compensation). We recorded a net loss of $1,700,917 and a net loss of $681,488 for the year ended March 31, 2020, and 2019, respectively. For the year ended March 31, 2020, the increase in net loss year-on-year is due to increased provision and accrual; and a decrease in gross profit. For the year ended March 31, 2019, the net loss is primarily due to impairment loss on goodwill of $2,036,948, that resulted from the previous acquisition of The Digital Agency Private Limited and Noble Digital Apps Sendirian Berhad. We hope to make progressive changes to our VX business model over the next few months to further improve our net income.

Stock Based Compensation. During the year ended March 31, 2020, we incurred a one-time, non-cash stock based compensation charge of $10,810,357 through an aggregate issuance of 5,516,327 shares of our common stock, at a market value of $2 per share, which primarily consisted of shares that were issued to our digital consultant pursuant to the V-Consulting Agreement in connection to the supply of certain digital offerings and services to our customers, including without limitation, order fulfilment services with respect to orders from our customers received through the Digital Consultant’s online platform and its related digital offerings. For the same period, we also entered into a Consulting Agreement with pursuant to which Jenny Chen-Drake (the “Consultant”) agreed to render certain legal services in connection with its business (the “Services”). We issued One Hundred Thousand (100,000) shares of the Corporation’s Common Stock, at a per share price of US$2.00, as payment in full for the Services and the satisfaction of all of our obligations to the Consultant with respect to such Services.

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

Net Loss (including stock based compensation). We recorded a net loss of $12,511,274 and a net loss of $123,690,831 for the year ended March 31, 2020, and 2019, respectively. The improvement in the net loss is primarily due to a substantial decrease in the incurrence of a one-time, non-cash stock based compensation charge of $123,009,343 for the year ended March 31, 2019 to $10,810,357 for the year ended March 31, 2020 for the fulfillment through our digital consultant vendor and legal consultant.

Liquidity and Capital Resources

As of March 31, 2020, we had current assets of $6,746,428 and current liabilities of $10,056,164. Our current assets consisted of $223,527 of cash and cash equivalents, deferred cost of $4,252,107, $152,545 of accounts receivable, purchase deposits of $1,619,966, $418,541 of deposits, prepayment and other receivables, inventories of $14,339 and tax recoverable of $65,403. Our current liabilities consisted of $2,216,563 of account payables and accrued liabilities, $1,045,568 of commission liabilities, $6,239,296 of deferred revenue, $17,662 of amount due to Eldee Tang, our Chief Executive Officer and Director, $280,317 of amount due to related party consisting of unsecured non-interest bearing advances from our shareholder Ms. Kao Wei-Chen and current portion of borrowing of $256,758.

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

We had accumulated deficits of $137,703,504 and $125,141,278 as of March 31, 2020 and March 31, 2019, respectively. The increase in accumulated deficit is mainly due to a one-time, non-cash stock based compensation of $10,810,357 to the digital offerings consultant and our legal counsel for certain legal services.

Related Party Transactions

From time to time, our shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds are due on demand. As of March 31, 2020 and March 31, 2019, Ms. Kao Wei-Chen, our former affiliate, advanced $280,317, all of which is outstanding.

During the years ended March 31, 2020, and 2019, we made payments to the related parties as follow:

	March 31, 2020	March 31, 2020
Vendor	Amount for the year	Accounts Payable

Barista Uno Private Limited	$3,601,886	$130,169

	March 31, 2019	March 31, 2019
Vendor	Amount for the year	Accounts Payable

WMI Holdings Private Limited	$263,548	$–
GToken Private Limited	$82,882	$–
GToken Limited	$460,115	$–

Eldee Tang, our Chief Executive Officer and Director, owns 66.5% of WMI Holdings Private Limited. Eldee Tang also owns 9.2% of Gtoken Limited and 9.2% of Gtoken Private Limited. Eldee Tang also owns 31% of Barista Uno Private Limited.

From time to time, Eldee Tang, our Chief Executive Officer and Director, advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant. As of March 31, 2020 and 2019 the Company owed Eldee Tang a balance of $17,662 and $91,483 respectively.

	Year ended
	3/31/2020	3/31/2019
Net cash generated from operating activities	$62,619	$688,656
Net cash used in investing activities	$(66,337)	(3,770,863)
Net cash (used in) generated from financing activities	$(119,664)	$2,626,180

Net Cash Generated from Operating Activities

Net cash generated from operating activities was $62,619 for the year ended March 31, 2020, and consisted primarily of a net loss of $12,511,274, adjusted for amortization of intangible of $273,790, intangible assets written-off of $286,304, impairment loss on receivables of $1,390,996, loss on disposal of a subsidiary of $72,922, receivables written-off of $178,560, unrealized foreign exchange of $107,239, reversal of payables of $182,573, depreciation of property, plant and equipment of $226,743, a gain on disposal of property, plant and equipment of $3,593 and a one-time non-cash stock based compensation of $11,010,357, decrease in inventories of $1,558, a decrease in account receivable of $5,916,068, an increase in account payables and accrued liabilities of $1,530,842 offset by an increase in deposits, prepayments and other receivable of $255,369, an increase in deferred costs of $4,414,333, an increase in purchase deposit of $502,093, a decrease in commission liabilities of $513,698, a decrease in deferred revenue of $2,398,235 and a decrease in tax payable of $151,592.

Net cash generated from operating activities was $688,656 for the year ended March 31, 2019, and consisted primarily of a net loss of $123,690,831, adjusted for amortization of intangible of $278,480, depreciation of property, plant and equipment of $185,392, impairment loss on goodwill of $2,036,948, a gain on disposal of property, plant and equipment of $54,582 and a one-time non-cash stock based compensation of $123,009,343, an increase in accrued liabilities and other payables of $613,288, an increase in commission liabilities of $1,201,758, an increase in deferred revenue of $5,138,455, offset by an increase in account receivable of $6,134,950, an increase in purchase deposit of $1,183,802, an increase in deposits, prepayments and other receivables of $51,496, increase in inventories of $16,608, a decrease in account payables of $403,341 and a decrease in tax payable of $239,398.

Net Cash Used In Investing Activities

Net cash used in investing activities was $66,337 for the year ended March 31, 2020, and consisted primarily of the proceed from disposal of property, plant and equipment of $52,505, proceed from disposal of a subsidiary of $1, purchases of property, plant and equipment of $112,061 and purchase of intangible assets of $6,782.

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

Net Cash (Used In) Generated From Financing Activities

Net cash used in financing activities for the year ended March 31, 2020 was $119,664 and consisted primarily of repayment to Eldee Tang, our Chief Executive Officer and director of $72,090, advances from third parties of $218,769 and repayment of borrowings $266,343.

Net cash generated from financing activities for the year ended March 31, 2019 was $2,626,180 and consisted primarily of proceeds from the issuance of our securities of $152,726, proceeds from Eldee Tang, our Chief Executive Officer and director of $24,649, proceed from related parties of $279,837 and proceed from borrowings $2,168,968.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management as we are not generating sufficient revenues from our business operations. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions, capital leases and stockholder advances. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed above are adequate to support operations for the next 12 months. We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

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

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 of the FASB Accounting Standards Codification establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by paragraph 820-10-35-37 of the FASB Accounting Standards Codification are described below:

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2020.

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

As of March 31, 2020, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives.. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2020.

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

Name	Age	Position
Eldee Wai Chong Tang	44	Chief Executive Officer, Chief Financial Officer (interim) and Director
Sin Chi Yip	44	Chief Corporate Officer and Secretary

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Sir Eldee Tang, age 44, joined us as our Chief Executive Officer and Director on March 27, 2018. On June 21, 2019, Mr. Tang was appointed as an Interim Chief Financial Officer. He has served as a Partner and Executive Director of Venvici Pte. Ltd., a SME that focuses on crowdsourcing in e-commerce and mobile commerce technology, since April 2015. Mr. Tang founded Noble Infotechnologies Pte. Ltd., a data analytics company focusing on financial IT infrastructure technologies, and has served as its Managing Director since 2006. Mr. Tang also founded Infinite Lifestyle Pte. Ltd., a wellness and related product company, and served as its Managing Director from April 2006 to 2012. Mr. Tang received his Diploma in Electronic and Computer Engineering from Ngee Ann Polytechnic in Singapore in 1996, his Masters in Business Administration from the University of South Australia in 2008 and his Doctorate in Business Administration from the International America University in Los Angeles in 2016.

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

Sin Chi Yip, age 44, joined us as our Chief Financial Officer on March 27, 2018. On June 21, 2019 Sin Chi Yip was appointed to serve as the Chief Corporate Officer and Secretary, and Mr Yip relinquished his roles as Chief Financial Officer and Interim Chief Operating Officer. Prior to joining the company, he served as the Chief Financial Officer of Thong Yong International Pte. Ltd., a shipping vessel development and construction company with a portfolio of 20 vessels operating in Singapore, Middle East, Malaysia, China, Indonesia and the Netherlands, since October 2008. From September 2006 to September 2008, Mr. Yip served as the Finance Manager of CIMC Raffles Offshore Ltd., a shipyard that specializes in constructing offshore vessels. Mr. Yip served as an accountant at Acumen Engineering Pte. Ltd, a plastic resins distribution company, from January 2003 to August 2006. He began his career as an auditor with Deloitte & Touche LLP in 2000 until he departed in 2003. Mr. Yip received his Bachelor of Accountancy and Executive Masters in Business Administration from Nanyang Technological University (Singapore) in 2000 and 2012, respectively. He also participated in the Advanced Management Program from the University of California, Berkeley in 2011. On May 31, 2019, Mr Yip was appointed to serve as our interim Chief Operating Officer and Secretary, due to the departure of Jon Yee Chuan Lim, our previous Chief Operating Officer and Secretary.

Family Relationships

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board may deem relevant. The Company did not award any cash bonuses during fiscal year 2020.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2020 and 2019 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on March 31, 2020 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)
Eldee Tang	2020	US$182,016	0	0	0	US$182,016
Chief Executive Officer, Interim Chief Financial Officer and Director (1)	2019	US$177,780	0	0	0	US$177,780

 __________________________

(1)	Eldee Tang, our Chief Executive Officer and Director, was appointed as Interim Chief Financial Officer on June 21, 2019 due to our management reorganization.

Narrative disclosure to Summary Compensation

Each of Messrs. Eldee Tang and Yip are parties to an employment agreement with NVPL, our subsidiary, or the Employment Agreements, as of the dates and for the annual salary set forth below:

Name	Position	Monthly Salary (Singapore Dollars) / USD	Effective Date
Eldee Tang	Chief Executive Officer, Interim Chief Financial Officer and Director	S$20,000 / US$14,085	April 1, 2018
Sin Chi Yip	Chief Corporate Officer and Secretary	S$10,000 / US$7,042	April 1, 2018

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

Compensation of Directors

During our fiscal year ended March 31, 2020, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

During the fiscal year ended March 31, 2020, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2020. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Eldee Tang

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 3, 2020, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock (2)

Eldee Tang (3)	118,661,647	56.3%

All executive officers and directors as a group (two persons)	118,661,647	56.3%

5% or more shareholders
Venvici Partners Ltd. (4)(5)	11,213,141	5.3%
Leow Yoon Liang (4)(5)	15,000,000	7.4%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Noble Vici Group, Inc., 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616.
(2)	Applicable percentage ownership is based on 210,804,160 shares of common stock outstanding as of August 3, 2020, together with securities exercisable or convertible into shares of common stock within 60 days of August 3, 2020. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of August 3, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Eldee Tang was appointed the Chief Executive Officer and director of the Company effective March 27, 2018, and interim Chief Financial Officer June 21, 2019.
(4)	Venvici Partners Ltd. (VPL) serves as trustee and nominee to hold, administer and distribute 11,213,141 shares of the Issuer's common stock on behalf of certain sales team members of the Issuer on June 2, 2020, which the sales team members are beneficial owners of these securities. The issuance of these securities was disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019. The replacement of the Reporting Person is disclosed on Form 3 filed with the Securities and Exchange Commission on June 5, 2020.
(5)	Leow Yoon Liang is the sole shareholder and director of VPL. Leow Yoon Liang was appointed to replace Venvici Partners Limited as trustee and nominee to hold, administer and distribute 15,000,000 shares of the Issuer's common stock on behalf of certain sales team members of the Issuer on June 2, 2020, in which the sales team members are beneficial owners of these securities. The issuance of these securities was disclosed in Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2020 and March 31, 2019, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds are due on demand. As of March 31, 2020 and March 31, 2019, Ms. Kao Wei-Chen, our former affiliate, advanced $280,317, all of which is outstanding.

Transactions of NVPL

During the year ended March 31, 2020, and 2019, we made payments to the related parties as follow:

	March 31, 2020	March 31, 2020
Vendor	Amount for the year	Accounts Payable
Barista Uno Private Limited	$3,601,886	$130,169

	March 31, 2019	March 31, 2019
Vendor	Amount for the year	Accounts Payable
WMI Holdings Private Limited	$263,548	$–
GToken Private Limited	$82,882	$–
GToken Limited	$460,115	$–

Eldee Tang, our Chief Executive Officer and Director, owns 66.5% of WMI Holdings Private. Eldee Tang also owns 9.2% of Gtoken Limited and 9.2% of Gtoken Private Limited. Eldee Tang also owns 31% of Barista Uno Private Limited.

From time to time, Eldee Tang, our Chief Executive Officer and Director, advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant. As of March 31, 2020 As of March 31, 2020 and 2019 the Company owed Eldee Tang a balance of $17,662 and $91,483 respectively.

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

ITEM 14. Principal AccountING Fees And Services.

Exelient PAC (“Exelient”) audited our financial statements for the fiscal years ended March 31, 2020 while HKCM CPA & Co. (Predecessor firm: HKCMCPA Company Limited) (“HKCMCPA”) audited our financial statements for the fiscal years ended March 31, 2019.

All audit work was performed by the full time employees of Exelient and HKCMCPA for the above mentioned fiscal years 2020 and 2019 respectively. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by Exelient, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	March 31, 2020	March 31, 2019

Audit fees	$126,133	$48,500
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$126,133	48,500

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

(3)        Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Description of Capital Stock*
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (3)
10.3	Form of Stockholder Representation Letters (4)
10.4	Form of Stockholder Representation Letters (5)
10.5	Form of Trustee Letter (6)
10.6	Form of Stockholder Representation Letters (7)
10.7	Form of Trustee Letter (8)
10.8	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Frank Chia Kok Meng (9)
10.9	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Lew Chuen Cheah (10)
10.10	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Yang Shang Yue (11)
10.11	Consulting Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Sukullayanee Suwunnavid (12)
10.12	Consulting Agreement dated October 8, 2019, by and between Noble Vici Group, Inc. and Jenny Chen-Drake (13)
10.13	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd. (15)
10.14	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (14)
10.15	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (14)
14	Code of Business Conduct and Ethics (16)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Chief Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(4)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018.
(5)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(6)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(7)	Incorporated by reference from Exhibits 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(8)	Incorporated by reference from Exhibits 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(9)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(10)	Incorporated by reference from the Exhibit 10.2 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(11)	Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(12)	Incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(13)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 9, 2019.
(14)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(15)	Incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2019.
(16)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/ Eldee Tang
Eldee Tang
Chief Executive Officer
Date: August 13, 2020

NOBLE VICI GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Noble Vici Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Noble Vici Group, Inc. and its subsidiaries (the “Company”) as of March 31, 2020, and the related consolidated statement of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, as of March 31, 2020, the Company has suffered from an accumulated deficit of $137,703,504 and working capital deficit of $3,309,736. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Exelient PAC

We have served as the Company’s auditor since 2020.

Singapore

August 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Stockholders and Board of Directors and of

NOBLE VICI GROUP, INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Noble Vici Group, Inc. and Subsidiaries (the “Company”) as of March 31, 2019, the related consolidated statements of operations and comprehensive (loss) income, cash flows and changes in stockholders’ equity (deficit) for the year ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ HKCM CPA & Co.

Certified Public Accountants

(Predecessor firm: HKCMCPA Company Limited)

We have served as the Company's auditor from 2015 to August 30, 2019.

Hong Kong, China

July 12, 2019

15th Floor, Aubin House, 171- 172 Gloucester Road, Wan Chai, Hong Kong Tel : (852) 2573 2296 Fax : (852) 3015 3860	http://www.hkcmcpa.us

NOBLE VICI GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$223,527	$691,331
Deposits, prepayment and other receivable	418,541	361,884
Accounts receivable	152,545	6,145,460
Purchase deposits	1,619,966	2,600,732
Amount due from a third party	–	221,327
Tax recoverable	65,403	–
Deferred costs	4,252,107	–
Inventories	14,339	16,636

Total current assets	6,746,428	10,037,370

Non-current assets:
Intangible assets, net	6,170	566,262
Property, plant and equipment, net	3,467,527	3,754,685

TOTAL ASSETS	$10,220,125	$14,358,317

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Account payables and accrued liabilities	$2,216,563	$964,001
Commission liabilities	1,045,568	1,617,855
Deferred revenue	6,239,296	8,979,352
Amount due to a director	17,662	91,483
Amount due to a related party	280,317	280,317
Tax payable	–	84,672
Current portion of borrowings	256,758	246,957

Total current liabilities	10,056,164	12,264,637

Long-term liabilities:
Borrowings	1,692,485	2,008,708

TOTAL LIABILITIES	11,748,649	14,273,345

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,804,160 and 210,704,160 shares issued and outstanding as of March 31, 2020 and 2019, respectively	21,080	21,070
Additional paid up capital	136,427,910	136,227,920
Deferred compensation	–	(10,936,760)
Accumulated other comprehensive loss	(218,893)	20,089
Accumulated losses	(137,703,504)	(125,141,278)
Total NVGI stockholders’ (deficit) equity	(1,473,407)	191,041
Non-controlling interest	(55,117)	(106,069)

Total (deficit) equity	(1,528,524)	84,972

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$10,220,125	$14,358,317

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2020	2019

REVENUE, NET	$13,405,499	$8,626,718

Cost of revenue	(7,555,268)	(2,570,143)

Gross profit	5,850,231	6,056,575

Operating expenses:
Sales and marketing	434,568	898,407
General and administrative	7,525,068	3,665,106
Stock-based compensation	10,810,357	123,009,343
Total operating expenses	18,769,993	127,572,856

LOSS FROM OPERATIONS	(12,919,762)	(121,516,281)

Other income (expense):
Interest income	142	32
Interest expense	(91,718)	(47,323)
Impairment loss on goodwill	–	(2,036,948)
Government subsidy income	15,096	1,146
Sundry income	280,933	92,818
Total other income (expense)	204,453	(1,990,275)

LOSS BEFORE INCOME TAXES	(12,715,309)	(123,506,556)

Income tax credit (expense)	204,035	(184,275)

NET LOSS	$(12,511,274)	$(123,690,831)

Other comprehensive income:
– Foreign currency translation (loss) income	(238,982)	66,529

COMPREHENSIVE LOSS	$(12,750,256)	$(123,624,302)

Net loss per share:
– Basic and diluted	$(0.06)	$(0.80)

Weighted average common shares outstanding:
– Basic and diluted	210,746,352	153,879,552

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2020	2019

Cash flow from operating activities:
Net loss	$(12,511,274)	$(123,690,831)
Adjustments to reconcile net loss to net cash generated from operating activities:
Amortization of intangible assets	273,790	278,480
Intangible assets written-off	286,304	–
Impairment loss on receivable	1,390,996	–
Loss on disposal of a subsidiary	72,922	–
Receivables written-off	178,560	–
Unrealized foreign exchange	107,239	–
Reversal of payables	(182,573)	–
Depreciation of property, plant and equipment	226,743	185,392
Impairment loss on goodwill	–	2,036,948
Gain on disposal of property, plant and equipment	(3,593)	(54,582)
Stock compensation expense	11,010,357	123,009,343
Change in operating assets and liabilities:
Inventories	1,558	(16,608)
Account receivable	5,916,068	(6,134,950)
Deposits, prepayment and other receivable	(255,369)	(51,496)
Deferred costs	(4,414,333)	–
Purchase deposits	(502,093)	(1,183,802)
Account payables and accrued liabilities	1,530,842	209,947
Commission liabilities	(513,698)	1,201,758
Deferred revenue	(2,398,235)	5,138,455
Tax payable	(151,592)	(239,398)
Net cash generated from operating activities	62,619	688,656

Cash flow from investing activities:
Proceed from disposal of property, plant and equipment	52,505	184,124
Proceed from disposal of a subsidiary	1	–
Purchase of property, plant and equipment	(112,061)	(3,808,439)
Purchase of intangible assets	(6,782)	(184,124)
Cash from acquisition of subsidiaries	–	37,576
Net cash used in investing activities	(66,337)	(3,770,863)

Cash flow from financing activities:
Capital injection	–	152,726
(Repayment to) advances from a director	(72,090)	24,649
Advances from third parties	218,769	–
Advances from related parties	–	279,837
(Repayment to) proceeds from borrowings	(266,343)	2,168,968
Net cash (used in) generated from financing activities	(119,664)	2,626,180

Foreign currency translation adjustment	(344,422)	(389,622)

Net change in cash and cash equivalents	(467,804)	(845,649)

BEGINNING OF YEAR	691,331	1,536,980

END OF YEAR	$223,527	$691,331

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for taxes	$203,031	$174,540
Cash paid for interest	$91,718	$47,323

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional		Accumulated other		Total stockholders’	Non-	Total
	No. of		paid up	Deferred	comprehensive	Accumulated	equity	controlling	(deficit)
	shares	Amount	capital	compensation	loss	losses	(deficit)	interest	equity
Balance as of April 1, 2018	140,000,000	$14,000	$–	$–	$(46,440)	$(1,131,214)	$(1,163,654)	$–	$(1,163,654)

Shares issued for acquisition of legal acquirer	2,663,135	266	–	–	–	(319,233)	(318,967)	–	(318,967)

Fractional shares from reverse splits	26	–	–	–	–	–	–	–	–

Capital injection from shareholder	–	–	152,726	–	–	–	152,726	–	152,726

Shares issue for acquisition of subsidiaries	1,020,000	102	2,039,898	–	–	–	2,040,000	–	2,040,000

Non-controlling interest from acquisition	–	–	–	–	–	–	–	(106,069)	(106,069)

Shares issued for services rendered	67,020,999	6,702	134,035,296	–	–	–	134,041,998	–	134,041,998

Foreign currency translation adjustment	–	–	–	–	66,529	–	66,529	–	66,529

Deferred compensation	–	–	–	(10,936,760)	–	–	(10,936,760)	–	(10,936,760)

Net loss for the year	–	–	–	–	–	(123,690,831)	(123,690,831)	–	(123,690,831)
Balance as of March 31, 2019	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Common stock		Additional		Accumulated other		Total stockholders’	Non-	Total
	No. of		paid up	Deferred	comprehensive	Accumulated	equity	controlling	equity
	shares	Amount	capital	compensation	loss	losses	(deficit)	interest	(deficit)
Balance as of April 1, 2019	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

Shares issue for service rendered	100,000	10	199,990	–	–	–	200,000	–	200,000

Amortization of stock-based compensation	–	–	–	10,936,760	–	–	10,936,760	–	10,936,760

Foreign currency translation adjustment	–	–	–	–	(238,982)	–	(238,982)	–	(238,982)

Net loss for the year	–	–	–			(12,562,226)	(12,562,226)	50,952	(12,511,274)
Balance as of March 31, 2020	210,804,160	$21,080	$136,427,910	$–	$(218,893)	$(137,703,504)	$(1,473,407)	$(55,117)	$(1,528,524)

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

On August 8, 2019, the Company executed a Share Exchange Agreement (“the “Share Exchange Agreement”) with Noble Vici Private Limited, a corporation organized under the laws of Singapore (“NVPL”), and the Eldee Tang, the sole shareholder of NVPL, and also its Chief Executive Officer and Director. Pursuant to the Share Exchange Agreement, the Company purchased all of the issued and outstanding shares of the NVPL, representing 1,000,001 ordinary shares of NVPL, in exchange for 140,000,000 shares of its common stock. The Company consummated the acquisition of NVPL on August 8, 2019. The Company relied on the exemption from registration pursuant to Section 4(2) of, and Regulation D and/or Regulation S promulgated under the Act in selling the Company’s securities to the shareholders of NVPL.

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

The Company is currently engaged in the IoT, Big Data, Blockchain and E-commerce business.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Noble Vici Pte Ltd	Republic of Singapore	Singapore holding company	S$200,001	100%

NIApplications Pte Ltd (Formerly Noble Infotech Applications Private Limited)	Republic of Singapore	Development of software for interactive digital media and software consultancy	S$1	100%

Noble Digital Apps Sendirian Berhad	Federation of Malaysia	Digital apps and big data business	MYR1,000	51%

The Digital Agency Pte. Ltd.	Republic of Singapore	Business and management consultancy services	S$1	51%

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Venvici Ltd	Republic of Seychelles	Business and management consultancy services on e-commerce service	US$50,000	100%

Ventrepreneur (SG) Pte Ltd	Republic of Singapore	Online retailing	S$10,000	100%

Ventrepreneur (SG) Pte Ltd, Taiwan Branch	Taiwan Branch	Customer service for ecommerce and merchants servicing	N/A	N/A

UB45 Pte Limited	Republic of Singapore	Investment holding	S$10,000	100%

VMore System Private Limited (Formerly ToroV System Private Limited)	Republic of Singapore	IoT Retailing	S$10,000	100%

VMore Holding Limited	New Zealand	Investment holding	NZ$10,000	100%

VMore Merchants Pte Ltd	Republic of Singapore	Merchants onboarding	S$1,000	100%

AIM System Pte Ltd	Republic of Singapore	System provider	S$1,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

2.       GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2020, the Company suffered from an accumulated deficit of $137,703,504 and working capital deficit of $3,309,736. The continuation of the Company as a going concern through March 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of a receivable account is determined based on these factors. The Company does not accrue interest on aged accounts receivable. As of March 31, 2020 and 2019, there were no allowances for doubtful accounts.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Inventories

Inventories are stated at the lower of cost or net realizable value, with cost determined on a first-in first-out basis. At present all inventory relates to finished goods for commercial sales.

•	Purchase deposits

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Building	38 years or lesser than term of lease
Leasehold improvements	3 - 10 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1 - 5 years
Motor vehicle	3 - 3.33 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the years ended March 31, 2020 and 2019 were $226,743 and $185,392, as part of operating expenses, respectively.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of March 31, 2020. The Company provided a full impairment loss to its goodwill from business combination as of March 31, 2019.

•	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

The Company accounts for a contract with a customer when the contract is committed in writing, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration to collect is substantially probable.

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or volume incentive. The Company recognizes revenue when title and ownership of the goods are transferred upon shipment to the customer by the Company to consider control of goods are transferred to its customer and collectability of payment is reasonably assured. The Company’s revenues are recognized at a point in time after all performance obligations are satisfied.

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold and royalty expenses to the game owners, which are directly attributable to the sales of products and the rendering of online gaming service.

•	Sales and marketing

Sales and marketing expenses include payroll, employee benefits and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, seminars, and other programs.

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

•	Deferred revenue and costs

Deferred revenue and deferred cost of goods sold result from transactions where the Company has shipped product for which all revenue recognition criteria under the five-step model have not yet been met. Though these contracts are not considered a contract under ASC 606, they are legally enforceable, and the Company has an unconditional and immediate right to payment after the Company has shipped products, therefore, the Company recognizes a receivable and a corresponding deferred revenue upon shipment. Deferred cost of goods sold includes direct inventory costs. Once all revenue recognition criteria under the five-step model have been met, the deferred revenues and associated cost of goods sold are recognized.

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2020 and 2019.

•	Leases

The Company adopted Topic 842, Leases (“ASC 842”), using the modified retrospective approach through a cumulative-effect adjustment and utilizing the effective date of January 1, 2017 as its date of initial application.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally use the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Subsequently, the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the years ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Year-end S$:US$1 exchange rate	1.4236	1.3554
Annual average S$:US$1 exchange rate	1.3713	1.3578

•	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended March 31, 2020 and 2019, the Company operates in one reportable operating segment in Singapore and Asian Region.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

•	Recent accounting pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) ASU No. 2016-02, “Leases (Topic 842)”, (“ASU 2016-02”) which amended the guidance on accounting for leases. The FASB issued this update to increase transparency and comparability among organizations. This update requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The Company adopted ASU 2016-02 effective January 1, 2019 using the additional (optional) approach, in accordance with ASU 2018-11 Leases (Topic 842): Targeted Improvements. There was no effect on opening retained earnings, and the Company continues to account for leases in the prior period financial statements under ASC Topic 840.

In adopting the new lease standard, the Company elected the permitted package of practical expedients permitted, which allowed the Company to account for existing leases under their current classification, as well as omit any new costs classified as initial direct costs, under the new standard.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”), to address certain income tax effects in Accumulated Other Comprehensive Income (“AOCI”) resulting from the tax reform enacted in 2017. The amended guidance provides an option to reclassify tax effects within AOCI to retained earnings in the period in which the effect of the tax reform is recorded. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods. The Company has adopted ASU 2018-02 as of January 1, 2019, which did not have any impact on the Company's results of operations or financial condition as there were no balances in AOCI that are tax effected.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting” (“ASU 2018-07”), which simplifies the accounting for share-based payments to non-employees by aligning it with the accounting for share-based payments to employees, with certain exceptions. Under the new guidance, the measurement of equity-classified nonemployee awards will be fixed at the grant date. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018 and early adoption was permitted. The Company adopted the new standard on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” that introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. This includes accounts receivable, trade receivables, loans, held-to-maturity debt securities, net investments in leases and certain off-balance sheet credit exposures. The guidance also modifies the impairment model for available-for-sale debt securities. This ASU is effective for the Company and all public filers which do not qualify as smaller reporting companies for fiscal years beginning after December 15, 2019. The Company does not expect adoption to materially affect the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.       REVENUE

	Years ended March 31,
	2020	2019

Products sales, as principal	$11,261,390	$6,592,054
Products sales, as agent (net basis)	–	1,277,208
Other operating revenue	2,144,109	757,456
	$13,405,499	$8,626,718

5.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of March 31,
	2020	2019
At cost:
Building	$3,237,510	$3,400,327
Leasehold improvement	239,156	223,886
Furniture and fittings	28,909	30,362
Office equipment and computers	147,654	157,953
Motor vehicle	99,043	96,646
Right of used assets	81,413	22,229
	3,833,685	3,931,403
Less: accumulated depreciation	(366,158)	(176,718)
	$3,467,527	$3,754,685

Depreciation expense for the years ended March 31, 2020 and 2019 were $226,743 and $185,392, as part of operating expenses, respectively.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

6.       INTANGIBLE ASSETS

	As of March 31,
	2020	2019

Gaming right and software:
Gross carrying value	$6,533	$1,238,254
Less: accumulated amortization	(363)	(671,992)

Intangible assets, net	$6,170	$566,262

Amortization expense for the years ended March 31, 2020 and 2019 were $273,790 and $278,480, as part of operating expenses, respectively.

Intangible assets, net written off for the years ended March 31, 2020 and 2019 were $286,304 and $0, respectively.

Years ending March 31:
2021	$2,178
2022	2,178
2023	1,814
2024	–
2025	–
Thereafter	–

Total	$6,170

7.       AMOUNT DUE TO A DIRECTOR

As of March 31, 2020 and 2019, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

8.       AMOUNT DUE TO RELATED PARTY

As of March 31, 2020 and 2019, the Company owed the amounts of $280,317 due to the shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related parties’ loan is not significant.

9.       BORROWINGS

	As of March 31,
	2020	2019
Current portion
Loan	$220,283	$231,361
Lease liabilities	36,475	–
Obligation under finance lease	–	15,596
	256,758	246,957

Non-current portion
Loan	1,652,120	1,966,568
Lease liabilities	40,365	–
Obligation under finance lease	–	42,140
	1,692,485	2,008,708

	$1,949,243	$2,255,665

The loan is secured by a mortgage over leasehold building. The loan bears interest rate of 3.75% flat per annum and is repayable in 120 equal month installments commencing from October 1, 2018. The loan is personally guaranteed by the director of the Company, Eldee Tang.

The Company has financed its motor vehicles, office premises and office equipment under finance lease agreements with the effective interest rate ranging from 2.80% to 7.98% per annum, due through 2020 and 2026, with principal and interest payable monthly. These leases have remaining lease terms of 9 months to 6 years.

Right of use assets are included in the consolidated balance sheet are as follows:

	As of March 31,
	2020	2019
Non-Current assets
Right-of-use assets, net of amortization (included in property, plant and equipment)	$95,368	$127,522

The maturities of lease liabilities are as follows:

	Lease liabilities	Loan
Years ending March 31:
2021	$40,469	$302,889
2022	19,743	302,889
2023	8,851	302,889
2024	10,769	302,889
2025	4,611	302,889
Thereafter	4,198	1,060,109

Total lease payments	88,641	2,574,554
Less: Imputed interest	(11,801)	(702,151)

Present value of lease liabilities	$76,840	$1,872,403

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

10.       INCOME TAX

The provision for income taxes consisted of the following:

	Years ended March 31,
	2020	2019

Current tax (credit) expense	$(204,035)	$184,275
Deferred tax	–	–
Income tax (credit) expense	$(204,035)	$184,275

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

As of March 31, 2020, the Company incurred $1,776,397 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $373,043 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

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

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the years ended March 31, 2020 and 2019 are as follows:

	Years ended March 31,
	2020	2019

Income before income taxes	$205,663	$1,539,735
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	34,962	261,755
Tax effect of non-taxable income	–	(200)
Tax effect of tax concession	(21,510)	(21,602)
Tax effect of allowance	(217,487)	(55,678)
Income tax (credit) expense	$(204,035)	$184,275

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2020 and 2019:

	As of March 31,
	2020	2019

Deferred tax assets:
Net operating loss carryforwards	$373,043	$151,822
Less: valuation allowance	(373,043)	(151,822)
Deferred tax assets, net	$–	$–

As of March 31, 2020, the Company incurred $1,776,397 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $373,043 and $151,822 at March 31, 2020 and 2019, on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has filed an income tax return for 2018 and 2017 in Singapore jurisdiction.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.       STOCKHOLDERS’ DEFICIT

In October 2019, the Company issued 100,000 shares of its common stock to its legal counsel for legal services provided to the Company at the fair value of $200,000, equal to $2 per share.

For the years ended March 31, 2020 and 2019, the Company recorded share-based compensation expense related to restricted stock units issued to sales agents and consultants of $10,810,357 and $123,009,343, respectively. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

As of March 31, 2020 and 2019, the Company had a total of 210,804,160 and 210,704,160 shares of its common stock issued and outstanding, respectively.

12.       PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Singapore. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended March 31, 2020 and 2019, $218,354 and $162,944 contributions were made accordingly.

13.       RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Purchase from a related company totaled $984 and $385,955, for the years ended March 31, 2020 and 2019

Royalty charges and marketing expenses paid to a related company totaled $115,139 and $468,447, for the years ended March 31, 2020 and 2019.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the years presented.

14.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended March 31, 2020 and 2019, there is no individual customer exceeding 10% of the Company’s revenue.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2020	2019

China	$190,426	$1,277,207
Singapore	6,103,955	910,346
Malaysia	3,658,083	4,751,510
Philippines	1,696,581	–
Thailand	797,250	–
Indonesia	401,628	1,142,991
Other countries in Asia Pacific	557,576	544,664

	$13,405,499	$8,626,718

All of the Company’s long-lived assets are located in Singapore.

(b)       Major vendors

For the year ended March 31, 2020, there is no one single vendor representing more than 10% of the Company’s purchase.

For the year ended March 31, 2019, there is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor B) accounted for 15% of the Company’s purchase amounting to $385,955 with $0 of accounts payable.

(c)       Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2020 and 2019, borrowing under finance lease was at fixed rates.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

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

15.       COMMITMENTS AND CONTINGENCIES

(a)       Capital commitment

As of March 31, 2020 and 2019, the Company has no material capital commitments in the next twelve months.

(b)       Legal proceeding

In April 2020, we received invoices from each of the Public Company Accounting Oversight Board (“PCAOB”) and the Financial Accounting Standards Board (“FASB”) in the amounts of $702,600 and $92,100, respectively, for our share of the PCAOB and FASB Issuer Accounting Support Fee for calendar year 2020. The fees were due May 18, 2020. We have petition the PCAOB and FASB to review our fee assessments and are in the process of review.

In accordance with applicable accounting guidance, the Company records accruals for certain of its outstanding legal proceedings, investigations or claims when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, on a quarterly basis, developments in legal proceedings, investigations or claims that could affect the amount of any accrual, as well as any developments that would make a loss contingency both probable and reasonably estimable. The Company discloses the amount of the accrual if the financial statements would be otherwise misleading.

When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. However, if the loss (or an additional loss in excess of the accrual) is at least a reasonable possibility and material, then the Company discloses an estimate of the possible loss or range of loss, if such estimate can be made or discloses that an estimate cannot be made.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The assessments whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involve a series of complex judgments about future events. Management is often unable to estimate a range of reasonably possible loss, particularly where (i) the damages sought are substantial or indeterminate, (ii) the proceedings are in the early stages, or (iii) the matters involve novel or unsettled legal theories or a large number of parties. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss, fine, penalty or business impact, if any.

We expect that the aggregate range of reasonably possible losses, within the accruals established, if any, for such legal proceeding is likely to range from approximately $800,000 and upwards if penalties or interest are assessed against us in the even that we are unable to timely pay assessed amounts. The estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimate can be made. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, such range represents what the Company believes to be an estimate of possible loss only for those matters meeting such criteria. It does not represent the Company’s maximum loss exposure.

Except as set forth above, there are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of its or their property is subject, nor are there any such proceedings known to be contemplated by governmental authorities. None of the Company’s directors, officers, affiliates or any owner of record or beneficially of more than 5% of our common stock, or any associate of any of the foregoing, is involved in a proceeding adverse to its business or has a material interest adverse to its business.

16.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2020, up through the date the Company issued the audited consolidated financial statements.

