Form 10-Q
period 2020-06-30
Noble Vici Group, Inc.
filed 2020-08-28
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 28, 2020, the issuer had outstanding 210,804,160 shares of common stock.

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2020 AND MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$47,316	$223,527
Accounts receivable	131,492	152,545
Purchase deposits	1,653,679	1,619,966
Tax recoverable	–	65,403
Deferred costs	4,330,130	4,252,107
Deposits, prepayment and other receivable	680,383	418,541
Inventories	14,637	14,339

Total current assets	6,857,637	6,746,428

Non-current assets:
Intangible assets, net	5,743	6,170
Property, plant and equipment, net	3,490,606	3,467,527

Total non-current assets	3,496,349	3,473,697

TOTAL ASSETS	$10,353,986	$10,220,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and accounts payables	$2,806,626	$2,216,563
Commission liabilities	1,063,160	1,045,568
Deferred revenue	6,365,356	6,239,296
Amount due to a director	230,276	17,662
Amount due to a related party	280,317	280,317
Income tax payable	47,041	–
Current portion of borrowings	264,248	256,758

Total current liabilities	11,057,024	10,056,164

Long-term liabilities:
Borrowings	1,666,369	1,692,485

TOTAL LIABILITIES	12,723,393	11,748,649

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,804,160 shares issued and outstanding as of June 30, 2020 and March 31, 2020	21,080	21,080
Additional paid-in capital	136,427,910	136,427,910
Accumulated other comprehensive loss	(237,785)	(218,893)
Accumulated losses	(138,529,182)	(137,703,504)
Total NVGI stockholders’ deficit	(2,317,977)	(1,473,407)
Non-controlling interest	(51,430)	(55,117)
	(2,369,407)	(1,528,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,353,986	$10,220,125

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2020	2019

Revenue, net	$130,238	$9,872,630

Cost of revenue	(59,207)	(4,444,211)

Gross profit	71,031	5,428,419

Operating expenses:
Sales and marketing expense	277,801	190,582
General and administrative expenses	761,069	12,097,741

Total operating expenses	1,038,870	12,288,323

LOSS FROM OPERATION	(967,839)	(6,859,904)

Other income (expense):
Interest income	–	58
Interest expense	(21,681)	(22,435)
Government subsidy income	157,081	–
Sundry income	22,485	46,372

Total other income	157,885	23,995

LOSS BEFORE INCOME TAXES	(809,954)	(6,835,909)

Income tax expense	(12,037)	(4,595)

NET LOSS	$(821,991)	$(6,840,504)

Other comprehensive loss:
– Foreign currency adjustment loss	(18,892)	(2,897)

COMPREHENSIVE LOSS	$(840,883)	$(6,843,401)

Net loss per share – Basic and diluted	$(0.00)	$(0.03)

Weighted average shares outstanding – Basic and diluted	210,804,160	210,704,160

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Common stock		Additional paid-in	Deferred	Accumulated other comprehensive income	Accumulated	Total stockholders’ equity	Non- controlling	Total equity
	No. of shares	Amount	capital	compensation	(loss)	losses	(deficit)	interest	(deficit)

Balance as of April 1, 2019 (audited)	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

Amortization of stock-based compensation	–	–	–	10,936,760	–	–	10,936,760	–	10,936,760

Foreign currency translation adjustment	–	–	–	–	(2,897)	–	(2,897)	–	(2,897)

Net loss for the period	–	–	–	–	–	(6,856,165)	(6,856,165)	15,661	(6,840,504)
Balance as of June 30, 2019	210,704,160	$21,070	$136,227,920	$–	$17,192	$(131,997,443)	$4,268,739	$(90,408)	$4,178,331

Balance as of April 1, 2020 (audited)	210,804,160	$21,080	$136,427,910	$–	$(218,893)	$(137,703,504)	$(1,473,407)	$(55,117)	$(1,528,524)

Foreign currency translation adjustment	–	–	–	–	(18,892)	–	(18,892)	–	(18,892)

Net loss for the period	–	–	–	–	–	(825,678)	(825,678)	3,687	(821,991)

Balance as of June 30, 2020	210,804,160	$21,080	$136,427,910	$–	$(237,785)	$(138,529,182)	$(2,317,977)	$(51,430)	$(2,369,407)

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2020	2019

Cash flow from operating activities:
Net loss	$(821,991)	$(6,840,504)
Adjustments to reconcile net income to net cash generated from (used in) operating activities
Amortization of intangible assets	549	68,995
Depreciation of property, plant and equipment	49,238	49,765
Gain on disposal of property, plant and equipment	–	(3,615)
Stock compensation expense	–	10,895,722

Change in operating assets and liabilities:
Accounts receivable	23,933	4,945,362
Purchase deposits	–	(505,194)
Deposits, prepayment and other receivable	(149,670)	(157,870)
Deferred costs	10,340	–
Accrued liabilities and accounts payables	537,322	(380,465)
Commission liabilities	(4,117)	(269,178)
Deferred revenue	(3,740)	(7,042,375)
Income tax payable	12,038	(9,444)

Cash (used in) generated from operating activities	(346,098)	751,199

Cash flow from investing activities:
Proceeds from disposal of property, plant and equipment	–	52,829
Purchase of property, plant and equipment	(751)	(75,988)

Net cash used in investing activities	(751)	(23,159)

Cash flow from financing activities:
Advance from a director	209,666	–
Advance to related parties	–	(709)
Repayment of borrowings	(58,472)	(36,463)

Net cash generated from (used in) financing activities	151,194	(37,172)

Foreign currency translation adjustment	19,444	12,607

Net change in cash and cash equivalents	(176,211)	703,475

BEGINNING OF PERIOD	223,527	691,331

END OF PERIOD	$47,316	$1,394,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$–	$56,895
Cash paid for interest	$21,681	$22,435

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020

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

In the opinion of management, the consolidated balance sheet as of March 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2021 or for any future period.

NOTE—2       DESCRIPTION OF BUSINESS AND ORGANIZATION

Noble Vici Group, Inc. (the “Company”), formerly known as Gold Union Inc., was incorporated under the laws of the State of Delaware on July 6, 2010 under the name of Advanced Ventures Corp. Effective January 6, 2014, the Company changes its name to “Gold Union Inc.” Effective March 26, 2020, the Company changes its current name to Noble Vici Group, Inc (“NVGI”).

The Company is currently engaged in the IoT, Big Data, Blockchain and E-commerce business.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Noble Vici Pte Ltd	Republic of Singapore	Singapore holding company	S$200,001	100%

NIApplications Pte Ltd	Republic of Singapore	Development of software for interactive digital media and software consultancy	S$1	100%

Noble Digital Apps Sendirian Berhad	Federation of Malaysia	Digital apps and big data business	MYR1,000	51%

The Digital Agency Pte. Ltd.	Republic of Singapore	Business and management consultancy services	S$1	51%

Venvici Ltd	Republic of Seychelles	Business and management consultancy services on e-commerce service	US$50,000	100%

Ventrepreneur (SG) Pte Ltd	Republic of Singapore	Online retailing	SS$10,000	100%

Ventrepreneur (SG) Pte Ltd, Taiwan Branch	Taiwan Branch	Customer service for ecommerce and merchants servicing	N/A	N/A

UB45 Pte Limited	Republic of Singapore	Investment holding	S$10,000	100%

VMore System Private Limited	Republic of Singapore	IoT Retailing	S$10,000	100%

VMore Holding Limited	New Zealand	Investment holding	NZ$10,000	100%

VMore Merchants Pte Ltd	Republic of Singapore	Merchants onboarding	S$1,000	100%

AIM System Pte Ltd	Republic of Singapore	System provider	S$1,000	100%

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOTE—3       GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2020, the Company suffered from an accumulated deficit of $138,529,182 and working capital deficit of $4,199,387. The continuation of the Company as a going concern through June 30, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful lives
Building	38 years or lesser than term of lease
Leasehold improvements	3 – 10 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1 – 5 years
Motor vehicle	3 – 3.33 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended June 30, 2020 and 2019 were $49,238 and $49,765, respectively.

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of June 30, 2020.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2020 and 2019.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Period-end S$:US$1 exchange rate	1.3946	1.3520
Period average S$:US$1 exchange rate	1.4118	1.3629

•	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the three months ended June 30, 2020 and 2019, the Company operates in one reportable operating segment in Singapore and Asian Region.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020

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

NOTE—5       INTANGIBLE ASSETS

	June 30, 2020	March 31, 2020
		(Audited)
Software
Gross carrying value	$6,669	$6,533
Less: accumulated amortization	(926)	(363)

Intangible assets, net	$5,743	$6,170

Amortization expense for the three months ended June 30, 2020 and 2019 were $549 and $68,995, respectively.

The following table outlines the annual amortization expense for the next three years:

Years ending June 30:
2021	$2,223
2022	2,223
2023	1,297

Total	$5,743

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

NOTE—6       AMOUNT DUE TO A DIRECTOR

As of June 30, 2020, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which is unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE—7       AMOUNT DUE TO A RELATED PARTY

As of June 30, 2020, the Company owed the amount of $280,317 due to the shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related parties’ loan is not significant.

NOTE—8       BORROWINGS

	As of
	June 30, 2020	March 31, 2020
		(Audited)
Current portion
Loan	$224,867	$220,283
Lease liabilities	39,381	36,475
	264,248	256,758

Non-current portion
Loan	1,630,286	1,652,120
Lease liabilities	36,083	40,365
	1,666,369	1,692,485

	$1,930,617	$1,949,243

The loan is secured by a mortgage over leasehold building. The loan bears interest rate of 3.75% flat per annum and is repayable in 120 equal month installments commencing from October 1, 2018. The loan is personally guaranteed by the director of the Company, Eldee Tang.

The Company has financed its motor vehicles, office premises and office equipment under finance lease agreements with the effective interest rate ranging from 2.80% to 7.98% per annum, due through 2020 and 2026, with principal and interest payable monthly. These leases have remaining lease terms of 6 months to 6 years.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

Right of use assets are included in the consolidated balance sheet are as follows:

	As of
	June 30, 2020	March 31, 2020
Non-Current assets		(Audited)
Right-of-use assets, net of amortization (included in property, plant and equipment)	$85,791	$95,368

The maturities of lease liabilities are as follows:

	Lease liabilities	Loan
Years ending June 30:
2021	$42,754	$309,192
2022	16,447	309,192
2023	9,035	309,192
2024	10,272	309,192
2025	4,707	309,192
Thereafter	3,109	1,004,875

Total lease payments	86,324	2,550,835
Less: Imputed interest	(10,860)	(695,682)

Present value of lease liabilities	$75,464	$1,855,153

NOTE—9          INCOME TAX

The Company generated an operating loss for the three months ended June 30, 2020 and 2019 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of June 30, 2020, the Company incurred $1,784,592 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $374,764 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the three months ended June 30, 2020 and 2019 are as follows:

	Three months ended June 30,
	2020	2019

(Loss) income before income taxes	$(801,759)	$4,057,336
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(136,298)	689,747
Tax effect of non-taxable income	(11,401)	(685,152)
Tax loss not recognized as deferred tax	159,736	–
Income tax expense	$12,037	$4,595

NOTE—10       RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $4,827 and $190,582, for the three months ended June 30, 2020 and 2019.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE—11       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2020 and 2019, there is no individual customer exceeding 10% of the Company’s revenue.

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended June 30,
	2020	2019

China	$–	$86,204
Singapore	114,816	3,553,755
Malaysia	4,360	3,246,494
Philippines	698	1,602,588
Thailand	1,438	751,798
United States	926	–
Indonesia	2,230	–
Other countries in Asia Pacific	5,770	631,791

	$130,238	$9,872,630

All of the Company’s long-lived assets are located in Singapore.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(UNAUDITED)

(b)       Major vendors

For the three months ended June 30, 2020 and 2019, there are no vendors representing more than 10% of the Company’s purchase, respectively.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2020, borrowing under finance lease was at fixed rates.

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

NOTE—12       COMMITMENTS AND CONTINGENCIES

(a)       Capital commitment

As of June 30, 2020, the Company has no material capital commitments in the next twelve months.

(b)       Legal proceeding

In April 2020, the Company received invoices from each of the Public Company Accounting Oversight Board (“PCAOB”) and the Financial Accounting Standards Board (“FASB”) in the amounts of $702,600 and $92,100, respectively, for our share of the PCAOB and FASB Issuer Accounting Support Fee for calendar year 2020. The fees were due May 18, 2020. The Company has petition the PCAOB and FASB to review our fee assessments and are in the process of review.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020

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

The Company expects that the aggregate range of reasonably possible losses, within the accruals established, if any, for such legal proceeding is likely to range from approximately $800,000 and upwards if penalties or interest are assessed against us in the event that the Company is unable to timely pay assessed amounts. The estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimate can be made. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, such range represents what the Company believes to be an estimate of possible loss only for those matters meeting such criteria. It does not represent the Company’s maximum loss exposure.

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

NOTE—13       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2020, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

On October 8, 2019, we entered into a Consulting Agreement pursuant to which Jenny Chen-Drake (the “Consultant”) agreed to render certain legal services in connection with its business (the “Services”). We issued One Hundred Thousand (100,000) shares of the Corporation’s Common Stock, par value $0.0001 (the “Shares”), at a per share price of US$2.00, as payment in full for the Services and the satisfaction of all of our obligations to the Consultant with respect to such Services. These securities were registered on a Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 9, 2019. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to the Consulting Agreement dated October 9, 2019, which is filed as Exhibit 10.12 to this Annual Report and incorporated herein by reference.

Our current corporate structure is as below:

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

We operate our IoT Smart Device business through VMore System Private Limited (“VMSPL”), our wholly owned subsidiary. VMSPL was incorporated in Singapore on July 22, 2019, and operates with our subsidiary AIM System Private Limited (“ASPL”), a Singapore private limited corporation incorporated on April 1, 2019, as described below:

•	VMSPL – engages in sales and marketing of VX and barista grade coffee to owners and consumers, operates and maintains the VX including support, both technical and non-technical;

•	ASPL – engages in VX software technology integration; Proximate Location Ads (“PLA”) activities such as advertisement sales, build, create and deploy its proprietary software technology (“PropST”); distribute advertising dollars via an Advertising Dollar Sharing (“ADS”) system to agencies, affiliate marketers, advertisers, users and referrals; provide technical and non-technical support in relation to PLA; and engages in brand management, marketing, promotions and media engagement activities.

VX vendor

We expect to rely on Barista Uno Private Limited (“BUPL”) to provide VMSPL with VX IoT hardware and coffee sourcing, distribution, and logistical upstream and downstream fulfilment services. Eldee Tang, our Chief Executive Officer and Director owns 31% of BUPL.

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

We intend to register trademarks as a means of protecting the brand names of VMSPL, its products, and systems. We intend protect our trademarks against infringement and also seek to register design protection where appropriate.

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

Results of Operations

The COVID-19 pandemic and the effects arising from efforts to contain the outbreak have materially and adversely affected our business and financial performance for the three months ended June 30, 2020. Our unaudited condensed consolidated financial statements for the three months ended June 30, 2020, includes a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last quarter ended March 31, 2020, and continuing into the first fiscal quarter ended June 30, 2020, as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

In response to the outbreak and related government-imposed restrictions impacting goods and services movement and fulfilment, we have taken a series of measures accordingly, including telecommute working for some employees, reducing pay and benefits for remaining employees, and cutting back capital spending. The above measures have affected our operating capacity and work efficiency, and negatively impacted our sales and marketing activities as well as its business performance. The extent to which COVID- 19 affects our business performance will depend on the future development of the epidemic, including new actions taken by the government to contain the outbreak, which is highly uncertain and unpredictable. In addition, if the economy of Southeast Asia as a whole is negatively impacted by the outbreak, our operating performance will also be adversely affected.

In light of the uncertainty as to when we can resume full operations and the uncertain customer demand environment, we are seeking financing from equity investors and financial institutions for current and projected future working capital and growth expansion purposes. In addition, we have also re-aligned our targeted sectors and increased product bundling in our business plan. Based on our revised business plan and updated forecast, we believe the Company will have sufficient operating cash flows to operate as a going concern over the next 12 months.

Comparison of the three months ended June 30, 2020 and June 30, 2019

The following table sets forth certain operational data for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019:

	Three months ended June 30,
	2020	2019
Net Revenue	$130,238	$9,872,630
Cost of revenue	(59,207)	(4,444,211)
Gross profit	71,031	5,428,419
Operating expenses:
Sales and marketing expense	277,801	190,582
General and operating expenses	761,069	12,097,741
Total operating expenses	1,038,870	12,288,323
Loss from operations	(967,839)	(6,859,904)
Loss before income taxes	(809,954)	(6,835,909)
NET LOSS	(821,991)	(6,840,504)

Net Revenue. We generated net revenue of $130,238 and $9,872,630 for the three months ended June 30, 2020 and 2019, respectively. The decrease in net revenue for the three months ended June 30, 2020 was due to COVID-19 related government imposed restrictions impacting goods and services movement and fulfilment. For the three months ended June 30, 2020, 88% of net revenue was contributed by Singapore with 22% of the total net revenue mainly from service income. None of the other countries contribute more than 10% each. For the three months ended June 30, 2019, 80% of our net revenues were derived from income from V-More, our ecommerce platform. Digital product sales contributed $7,977,071 to our revenue for the three months ended June 30, 2019. The balance of net revenues consisted of mainly of administrative charges income, service income.

On a going forward basis, we hope to generate revenue from our IoT products such as our smart coffee dispensing machines, e-commerce platform as well as any products that we distribute for our merchants, as more merchants are progressively on boarded.

For the three months ended June 30, 2020 and 2019, the following geographic regions accounted for 10% or more of our total net revenues:

Country	June 30, 2020	June 30, 2019
Singapore	88%	37%
Malaysia	3%	34%
Philippines	1%	17%
Thailand	1%	8%
Indonesia	2%	–
Greater China Region	–	1%
United States	1%
Rest of the World	4%	3%
Total	100%	100%

For the three months ended June 30, 2020 and 2019, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the three months ended June 30, 2020 and 2019, no vendors account for more than 10% of the Company’s purchase.

Gross Profit. We achieved a gross profit of $71,031 and $5,428,419 for the three months ended June 30, 2020, and 2019, respectively. The attributing factor for the decreased in gross profit was due to lower sales during the Covid-19 pandemic climate. We expect to continue focus on the new IoT product line.

Operating Expenses.

	Three months ended June 30,
	2020	2019
Operating expenses:
Sales and marketing expense	277,801	190,582
General and operating expenses	761,069	12,097,741
Total operating expenses	1,038,870	12,288,323
Less: Stock based compensation	–	(10,895,722)
Total operating expenses (Excluding stock based compensation)	1,038,870	1,392,601

During the three months ended June 30, 2020, and 2019, we incurred operating expenses of $1,038,870 and $12,288,323, respectively. Our operating expenses for the three months ended June 30, 2020 includes sales and marketing expense of $277,801 and general and operating expenses of $761,069. There was no stock based compensation in the three months ended June 30, 2020, resulting in lower operating expenses. Our operating expenses for the three months ended June 30, 2019 included a one-time charge of $10,895,722 arising from the issuance of shares of our common stock as compensation to our sales affiliates, merchant acquisition consultants and digital offerings consultant. Excluding the one-time stock based compensation charge, our operating expenses would be $1,392,601 for the three months ended June 30, 2019. Excluding the stock based compensation in the same period of 2019, the decrease in operating expenses is primarily attributable to a lower discretionary spending resulted from Covid-19 pandemic.

Net Loss. We recorded a net loss of $821,991 and $6,840,504 for the three months ended June 30, 2020, and 2019, respectively. The decrease in net loss is primarily attributable to the one time stock based compensation charge of $10,895,722 for the three months ended June 30, 2019. Excluding the effect of such one-time charge, during the three months ended June 30, 2020, we realized a net loss of $821,991 as compared to a net income of $4,055,218 for the same period ended June 30, 2019 We hope to make progressive changes to our business model over the next few months to further improve our net income during the Covid-19 pandemic situation..

Liquidity and Capital Resources

As of June 30, 2020, we had current assets of $6,857,637 and current liabilities of $11,057,024. Our current assets consisted of $47,316 of cash and cash equivalents, $131,492 of account receivable, purchase deposits of $1,653,679, deferred costs of $4,330,130, $680,383 of deposits, prepayment and other receivable and inventories of $14,637. Our current liabilities consisted of $2,806,626 of accrued liabilities and account payables, $1,063,160 of commission liabilities, $6,365,356 of deferred revenue, $47,041 of income tax payable, $230,276 of amount due to Eldee Tang, our Chief Executive Officer and Director, $264,248 of current portion of borrowings and $280,317 of amount due to a related party for which it represents a unsecured non-interest bearing advance from our shareholder Ms. Kao Wei-Chen.

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

We had accumulated deficits of $138,529,182 and $137,703,504 as of June 30, 2020 and March 31, 2020, respectively. The increase in accumulated deficit is mainly due to the dire decreased in sales volume, as a result of government imposed restrictions on the movement of goods and services globally and locally.

	Three months ended June 30,
	2020	2019
Net cash (used in) generated from operating activities	$(346,098)	$751,199
Net cash used in investing activities	$(751)	$(23,159)
Net cash generated from (used in) financing activities	$151,194	$(37,172)

Net Cash (Used in) Generated from Operating Activities

Net cash used in operating activities was $346,098 for the three months ended June 30, 2020, and consisted primarily of a net loss of $821,991, adjusted for amortization of intangible of $549, depreciation of property, plant and equipment of $49,238, a decrease in account receivable of $23,933, a decrease in deferred costs of $10,340, an increase in accrued liabilities and account payables of $537,322, an increase in tax payable of $12,038, offset by an increase in deposits, prepayment and other receivable of $149,670, decrease in commission liabilities of $4,117 and a decrease in deferred revenue of $3,740.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $751 for the three months ended June 30, 2020, and consisted primarily of purchase of property, plant and equipment of $751. Net cash used in investing activities was $23,159 for the three months ended June 30, 2019, and consisted primarily of proceeds from disposal of property, plant and equipment of $52,829 and purchase of property, plant and equipment of $75,988.

Net Cash Generated From (Used in) Financing Activities

Net cash generated from financing activities for the three months ended June 30, 2020, was $151,194 and consisted primarily of advance from a director of $209,666 and repayment of borrowings of $58,472. Net cash used in financing activities for the three months ended June 30, 2019, was $37,172 and consisted primarily of advance to related parties of $709 and repayment of a finance lease of $36,463.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Period-end S$:US$1 exchange rate	1.3946	1.3520
Period average S$:US$1 exchange rate	1.4118	1.3629

☐	Related parties

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2020, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect that the aggregate range of reasonably possible losses, within the accruals established, if any, for such legal proceeding is likely to range from approximately $800,000 and upwards if penalties or interest are assessed against us in the event that we are unable to timely pay assessed amounts. The estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimate can be made. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, such range represents what the Company believes to be an estimate of possible loss only for those matters meeting such criteria. It does not represent the Company’s maximum loss exposure.

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

ITEM 1A                Risk Factors

COVID-19 has had an adverse effect that is material on our business and may continue to do so for the next twelve months.

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout Singapore and Southeast Asia. National, regional and local governments took a variety of actions to contain the spread of COVID-19, including office and store closures, quarantining suspected COVID-19 patients, and capacity limitations. These developments have significantly impacted our results of operations, financial condition and cash flows.

In response to the outbreak and related government-imposed restrictions impacting goods and services movement and fulfilment, we have taken a series of measures accordingly, including telecommute working for some employees, reducing pay and benefits for remaining employees, and cutting back capital spending. The above measures have affected our operating capacity and work efficiency, and negatively impacted our sales and marketing activities as well as its business performance. The extent to which COVID-19 affects our business performance will depend on the future development of the epidemic, including new actions taken by the government to contain the outbreak, which is highly uncertain and unpredictable. In addition, if the economy of Southeast Asia as a whole is negatively impacted by the outbreak, our operating performance will also be adversely affected.

Our unaudited condensed consolidated financial statements for the three months ended June 30, 2020, has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last quarter and continuing into the first quarter of 2021 as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

In light of the uncertainty as to when we can resume full operations and the uncertain customer demand environment, we are seeking financing from equity investors and financial institutions for current and projected future working capital and growth expansion purposes. In addition, we have also re-aligned our targeted sectors and increased product bundling in our business plan. Based on our revised business plan and updated forecast, we believe the Company will have sufficient operating cash flows to operate as a going concern over the next 12 months.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Description of Capital Stock (3)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (4)
10.3	Form of Stockholder Representation Letters (5)
10.4	Form of Stockholder Representation Letters (6)
10.5	Form of Trustee Letter (7)
10.6	Form of Stockholder Representation Letters (8)
10.7	Form of Trustee Letter (9)
10.8	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Frank Chia Kok Meng (10)
10.9	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Lew Chuen Cheah (11)
10.10	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Yang Shang Yue (12)
10.11	Consulting Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Sukullayanee Suwunnavid (13)
10.12	Consulting Agreement dated October 8, 2019, by and between Noble Vici Group, Inc. and Jenny Chen-Drake (14)
10.13	Service Agreement, dated May 2, 2018, by and between Neo & Partners Global and Noble Vici Private Limited (15)
10.14	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd. (16)
10.15	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (15)
10.16	Employment Agreement, dated March 29, 2018, by and between Noble Vici Private Limited and Yip Sin Chi (17)
14	Code of Business Conduct and Ethics (18)
21	List of Subsidiaries *
31.1	Certification required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.2 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 14, 2020.
(4)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(5)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018.
(6)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(7)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(8)	Incorporated by reference from Exhibits 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(9)	Incorporated by reference from Exhibits 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(10)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(11)	Incorporated by reference from the Exhibit 10.2 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(12)	Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(13)	Incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(14)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 9, 2019.
(15)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(16)	Incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2019.
(17)	Incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2019.
(18)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/ Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: August 28, 2020

