Form 10-Q
period 2020-09-30
Noble Vici Group, Inc.
filed 2020-11-27
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 27, 2020, the issuer had outstanding 210,804,160 shares of common stock.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and March 31, 2020 (Audited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended September 30, 2020 and 2019 (Unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months and Six Months ended September 30, 2020 and 2019 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2020 and 2019 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	37

ITEM 4	Controls and Procedures	37

PART II	OTHER INFORMATION	38

ITEM 1	Legal Proceedings	38

ITEM 1A	Risk Factors	39

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	40

ITEM 3	Defaults upon Senior Securities	40

ITEM 4	Mine Safety Disclosures	40

ITEM 5	Other Information	40

ITEM 6	Exhibits	41

SIGNATURES		42

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 8, 2018.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$24,591	$223,527
Accounts receivable	141,400	152,545
Purchase deposits	1,684,359	1,619,966
Tax recoverable	–	65,403
Deferred costs	4,587,139	4,252,107
Deposits, prepayment and other receivable	513,148	418,541
Inventories	14,909	14,339

Total current assets	6,965,546	6,746,428

Non-current assets:
Intangible assets, net	5,282	6,170
Property, plant and equipment, net	3,653,639	3,467,527

Total non-current assets	3,658,921	3,473,697

TOTAL ASSETS	$10,624,467	$10,220,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and accounts payable	$3,197,464	$2,216,563
Commission liabilities	1,080,751	1,045,568
Tax payable	80,291	–
Deferred revenue	6,691,080	6,239,296
Amount due to a director	518,966	17,662
Amount due to a related party	280,317	280,317
Current portion of borrowings	301,542	256,758

Total current liabilities	12,150,411	10,056,164

Long-term liabilities:
Borrowings	1,692,832	1,692,485

TOTAL LIABILITIES	13,843,243	11,748,649

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,804,160 shares issued and outstanding as of September 30, 2020 and March 31, 2020	21,080	21,080
Additional paid-in capital	136,427,910	136,427,910
Accumulated other comprehensive loss	(231,577)	(218,893)
Accumulated losses	(139,381,678)	(137,703,504)
Total NVGI stockholders’ deficit	(3,164,265)	(1,473,407)
Non-controlling interest	(54,511)	(55,117)
Total deficit	(3,218,776)	(1,528,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,624,467	$10,220,125

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2020	2019	2020	2019

REVENUE, NET	$119,837	$2,738,254	$250,075	$12,610,884

Cost of revenue	(26,109)	(1,616,242)	(85,316)	(6,060,453)

Gross profit	93,728	1,122,012	164,759	6,550,431

Operating expenses:
Sales and marketing	155,780	39,730	433,581	338,321
General and administrative	833,430	1,202,526	1,594,499	13,192,258
Total operating expenses	989,210	1,242,256	2,028,080	13,530,579

LOSS FROM OPERATIONS	(895,482)	(120,244)	(1,863,321)	(6,980,148)

Other (expense) income:
Interest expense	(16,567)	(22,188)	(38,248)	(44,565)
Government subsidy income	87,027	–	244,108	–
Management fee income	4,538	10,861	8,788	32,873
Sundry income	852	1,686	19,087	26,046

Total other income (expense)	75,850	(9,641)	233,735	14,354

LOSS BEFORE INCOME TAXES	(819,632)	(129,885)	(1,629,586)	(6,965,794)

Income tax expense	(35,945)	(6,629)	(47,982)	(11,224)

NET LOSS	$(855,577)	$(136,514)	$(1,677,568)	$(6,977,018)

Less: Net (loss) income attributable to non-controlling interest	(3,081)	48,947	606	64,608

Net loss attributable to NVGI	$(852,496)	$(185,461)	$(1,678,174)	$(7,041,626)

NET LOSS	(855,577)	(136,514)	(1,677,568)	(6,977,018)

Other comprehensive income (loss):
– Foreign currency translation gain (loss)	6,208	(158,572)	(12,684)	(161,469)

COMPREHENSIVE LOSS	$(849,369)	$(295,086)	$(1,690,252)	$(7,138,487)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted average common shares outstanding:
– Basic and diluted	210,804,160	210,704,160	210,804,160	210,704,160

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Common stock		Additional paid-in	Deferred	Accumulated other comprehensive income	Accumulated	Total stockholders’ equity	Non- controlling	Total equity
	No. of shares	Amount	capital	compensation	(loss)	losses	(deficit)	interest	(deficit)

Balance as of April 1, 2019 (audited)	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

Amortization of stock-based compensation	–	–	–	10,936,760	–	–	10,936,760	–	10,936,760

Foreign currency translation adjustment	–	–	–	–	(2,897)	–	(2,897)	–	(2,897)

Net loss for the period	–	–	–	–	–	(6,856,165)	(6,856,165)	15,661	(6,840,504)

Balance as of June 30, 2019	210,704,160	$21,070	$136,227,920	$–	$17,192	$(131,997,443)	$4,268,739	$(90,408)	$4,178,331

Foreign currency translation adjustment					(158,572)	–	(158,572)	3,569	(155,003)

Net loss for the period					–	(185,461)	(185,461)	48,947	(136,514)
Balance as of September 30, 2019	210,704,160	$21,070	$136,227,920	$–	$(141,380)	$(132,182,904)	$3,924,706	$(37,892)	$3,886,814

Balance as of April 1, 2020 (audited)	210,804,160	$21,080	$136,427,910	$–	$(218,893)	$(137,703,504)	$(1,473,407)	$(55,117)	$(1,528,524)

Foreign currency translation adjustment	–	–	–	–	(18,892)	–	(18,892)	–	(18,892)

Net loss for the period	–	–	–	–	–	(825,678)	(825,678)	3,687	(821,991)

Balance as of June 30, 2020	210,804,160	$21,080	$136,427,910	$–	$(237,785)	$(138,529,182)	$(2,317,977)	$(51,430)	$(2,369,407)

Foreign currency translation adjustment					6,208	–	6,208	–	6,208

Net loss for the period					–	(852,496)	(852,496)	(3,081)	(855,577)

Balance as of September 30, 2020	210,804,160	$21,080	$136,427,910	$–	$(231,577)	$(139,381,678)	$(3,164,265)	$(54,511)	$(3,218,776)

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended September 30,
	2020	2019

Cash flow from operating activities:
Net loss	$(1,677,568)	$(6,977,018)
Adjustments to reconcile net loss to net cash (used in) generated from operating activities
Amortization of intangible assets	1,135	137,383
Depreciation of property, plant and equipment	121,472	98,020
Gain on disposal of property, plant and equipment	–	(3,599)
Stock compensation expense	–	10,829,239

Change in operating assets and liabilities:
Accounts receivable	17,255	5,358,303
Purchase deposits	–	(502,971)
Deferred cost	(166,463)	–
Deposits, prepayment and other receivable	25,603	(986,651)
Accrued liabilities and account payables	895,214	1,637,115
Commission liabilities	(6,395)	(605,397)
Deferred revenue	204,327	(6,456,749)
Tax payable	44,911	6,807

Net cash (used in) generated from operating activities	(540,509)	2,534,482

Cash flow from investing activities:
Proceeds from disposal of property, plant and equipment	–	52,596
Purchase of property, plant and equipment	(74,679)	(94,837)

Net cash used in investing activities	(74,679)	(42,241)

Cash flow from financing activities:
Advances from (repayment to) a director	501,958	(72,858)
Proceeds from related parties	–	5,452
Repayment of loan	(95,692)	–
Repayment of finance lease	(31,951)	(98,792)

Net cash generated from (used in) financing activities	374,315	(166,198)

Foreign currency translation adjustment	41,937	(47,520)

Net change in cash and cash equivalents	(198,936)	2,278,523

BEGINNING OF PERIOD	223,527	691,331

END OF PERIOD	$24,591	$2,969,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,071	$92,227
Cash paid for interest	$38,248	$44,565

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020

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

In the opinion of management, the consolidated balance sheet as of March 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2021 or for any future period.

NOTE – 2     DESCRIPTION OF BUSINESS AND ORGANIZATION

Noble Vici Group, Inc. (the “Company”), formerly known as Gold Union Inc., was incorporated under the laws of the State of Delaware on July 6, 2010 under the name of Advanced Ventures Corp. Effective January 6, 2014, the Company changes its name to “Gold Union Inc.” Effective March 26, 2019   , the Company changes its current name to Noble Vici Group, Inc (“NVGI”).

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

As of September 30, 2020, the Company suffered from an accumulated deficit of $139,381,678 and working capital deficit of $5,184,865. The continuation of the Company as a going concern through September 30, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Depreciation expense for the three months ended September 30, 2020 and 2019 were $72,234 and $48,255, respectively.

Depreciation expense for the six months ended September 30, 2020 and 2019 were $121,472 and $98,020, respectively.

•	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of September 30, 2020.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended September 30, 2020 and 2019.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Period-end S$:US$1 exchange rate	1.3692	1.3821
Period average S$:US$1 exchange rate	1.3655	1.3689

•	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the three and six months ended September 30, 2020 and 2019, the Company operates in one reportable operating segment in Singapore and Asian Region.

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

NOTE – 5     INTANGIBLE ASSETS

	September 30, 2020	March 31, 2020
		(Audited)
Gaming right and software
Gross carrying value	$6,792	$6,533
Less: accumulated amortization	(1,510)	(363)

Intangible assets, net	$5,282	$6,170

Amortization expense for the three months ended September 30, 2020 and 2019 were $586 and $68,388, respectively.

Amortization expense for the six months ended September 30, 2020 and 2019 were $1,135 and $137,383, respectively.

The following table outlines the annual amortization expense for the next three years:

Years ending September 30:
2021	$2,264
2022	2,264
2023	754

Total	$5,282

NOTE – 6     AMOUNT DUE TO A DIRECTOR

As of September 30, 2020, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE – 7     AMOUNT DUE TO A RELATED PARTY

As of September 30, 2020, the Company owed the amount of $280,317 due to the former shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related parties’ loan is not significant.

NOTE – 8     BORROWINGS

	As of
	September 30, 2020	March 31, 2020
		(Audited)
Current portion
Loan	$248,125	$220,283
Lease liabilities	53,417	36,475
	301,542	256,758

Non-current portion
Loan	1,603,272	1,652,120
Lease liabilities	89,560	40,365
	1,692,832	1,692,485

	$1,994,374	$1,949,243

The loan is secured by a mortgage over leasehold building. The loan bears interest rate of 3.75% flat per annum and is repayable in 120 equal month installments commencing from October 1, 2018. The loan is personally guaranteed by the director of the Company, Eldee Tang.

The Company has financed its motor vehicles, office premises and office equipment under finance lease agreements with the fixed interest rate ranging from 2.80% to 7.98% per annum, due through 2020 and 2026, with principal and interest payable monthly. These leases have remaining lease terms of 2   months to 65 months.

Right of use assets are included in the condensed consolidated balance sheet are as follows:

	As of
	September 30, 2020	March 31, 2020
		(Audited)
Non-Current assets
Right-of-use assets, net of amortization (included in property, plant and equipment)	$224,449	$95,368

The maturities of lease liabilities and loan are as follows:

	Lease liabilities	Loan
Years ending September 30:
2021	$61,308	$334,014
2022	49,030	314,929
2023	38,620	314,929
2024	9,360	314,929
2025	4,795	314,929
Thereafter	1,968	944,784

Total lease payments	165,081	2,538,514
Less: Imputed interest	(22,104)	(687,117)
Present value of lease liabilities	$142,977	$1,851,397

NOTE – 9     INCOME TAX

The Company generated an operating loss for the six months ended September 30, 2020 and 2019 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of September 30, 2020, the Company incurred $1,834,085 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2040, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $385,158 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the six months ended September 30, 2020 and 2019 are as follows:

	Six months ended September 30,
	2020	2019

(Loss) income before income taxes	$(1,571,900)	$3,962,418
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(267,223)	673,611
Tax effect of non-taxable income	(4,361)	(662,387)
Tax loss not recognized as deferred tax	319,566	–

Income tax expense	$47,982	$11,224

NOTE – 10     RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $1,976 and $140,774, for the three months ended September 30, 2020 and 2019.

Royalty charges and marketing expenses paid to a related company totaled $6,803 and $331,356, for the six months ended September 30, 2020 and 2019.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE – 11     CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended September 30, 2020 and 2019, there is no individual customer exceeding 10% of the Company’s revenue.

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended September 30,
	2020	2019

China	$–	$121,954
Singapore	108,411	1,917,996
Malaysia	4,867	400,551
Philippines	743	44,014
Thailand	1,927	46,056
United States	169	–
Indonesia	2,389	90,916
Other countries in Asia Pacific	1,331	116,767

	$119,837	$2,738,254

	Six months ended September 30,
	2020	2019

China	$–	$216,630
Singapore	223,227	5,471,751
Malaysia	9,227	3,647,045
Philippines	1,441	1,646,602
Thailand	3,365	797,854
United States	1,095	–
Indonesia	4,619	397,016
Other countries in Asia Pacific	7,101	433,986

	$250,075	$12,610,884

All of the Company’s long-lived assets are located in Singapore.

(b)	Major vendors

For the three and six months ended September 30, 2020 and 2019, there are no vendors representing more than 10% of the Company’s purchase, respectively.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease and mortgage loan. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2020, borrowing under finance lease and mortgage loan were at fixed rates.

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

NOTE – 12     COMMITMENTS AND CONTINGENCIES

(a)	Capital commitment

As of September 30, 2020, the Company has no material capital commitments in the next twelve months.

(b)	Legal proceeding

In April 2020, the Company received invoices from each of the Public Company Accounting Oversight Board (“PCAOB”) and the Financial Accounting Standards Board (“FASB”) in the amounts of $702,600 and $92,100, respectively, for our share of the PCAOB and FASB Issuer Accounting Support Fee for calendar year 2020. The fees were due May 18, 2020. The Company has petitioned the PCAOB and FASB to review its fee assessments and is in the process of review. The Company believes that there is a material likelihood that it will not prevail, and that it will be required to pay all assessed fees.

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

The Company expects that the aggregate range of reasonably possible losses for such legal proceeding is likely to range from approximately $800,000 and upwards if penalties or interest are assessed against us in the event that the Company is unable to timely pay assessed amounts. It is probable that $800,000 will be payable by March 31, 2021. The estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimate can be made. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, such range represents what the Company believes to be an estimate of possible loss only for those matters meeting such criteria. It does not represent the Company’s maximum loss exposure.

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

NOTE – 13     SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2020, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Market and Region: Bank and Unbanked in Southeast Asia

*With a population of 570 million and a booming GDP expected to reach $4.7 trillion by 2025, the six largest countries in Southeast Asia represent one of the world’s largest and fastest-growing regions. Within the region, we believe that the financial services industry holds tremendous if fundamental underlying challenges are addressed. For example, cash is still the primary means of transaction. More than 70% of the adult population is either “underbanked” or “unbanked,” with limited access to financial services. (*Source: https://www.bain.com/insights/fufilling-its-promise/)

*Currently, only 50% of adults in ASEAN have an account at a financial institution. ASEAN is discussing a specific financial inclusion target for 2020. There is a consensus to set the target at around 70% for 2020. Rates of financial “exclusion” are higher among the poor, those living in rural areas, and those who are less-educated. Interestingly, neither gender nor age are relevant factors that explain financial exclusion in ASEAN countries. In ASEAN countries, only 29% of workers reported receiving their monthly salaries through an account from a financial institution, while the remaining 71% is paid in cash by their employers. (Source: http://blogs.worldbank.org/eastasiapacific/how-to-scale-up-financial-inclusion-in-asean-countries).

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

Results of Operations

The COVID-19 pandemic and the effects arising from efforts to contain the outbreak have materially and adversely affected our business and financial performance for the three and six months ended September 30, 2020. Our unaudited condensed consolidated financial statements for the three and six months ended September 30, 2020, includes a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last year ended March 31, 2020, and continuing into the first fiscal quarter ended June 30, 2020  , as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

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

Comparison of the three months ended September 30, 2020 and September 30, 2019

The following table sets forth certain operational data for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019:

	Three months ended September 30,
	2020	2019
Net Revenue	$119,837	$2,738,254
Cost of revenue	(26,109)	(1,616,242)
Gross profit	93,728	1,122,012
Operating expenses:
Sales and marketing expense	(155,780)	(39,730)
General and operating expenses	(833,430)	(1,202,526)
Total operating expenses	(989,210)	(1,242,256)
Loss from operations	(895,482)	(120,244)
Loss before income taxes	(819,632)	(129,885)
NET LOSS	$(855,577)	$(136,514)

Net Revenue. We generated net revenue of $119,837 and $2,738,254 for the three months ended September 30, 2020 and 2019, respectively. The decrease in net revenue for the three months ended September 30, 2020 was due to COVID-19 related government imposed restrictions impacting goods and services movement and fulfilment. For the three months ended September 30, 2020, 90% of net revenue was contributed by Singapore. None of the other countries contribute more than 10% each. For the three months ended September 30, 2019, 57% of our net revenue was derived from income from V-More, our ecommerce platform while 38% of our net revenue was contributed by our IoT business, mainly from smart coffee dispensing machines sales. The balance of net revenues consisted of mainly of administrative charges income, service income.

On a going forward basis, we hope to generate revenue from our IoT products such as our smart coffee dispensing machines, e-commerce platform as well as any products that we distribute for our merchants, as more merchants are progressively on boarded.

For the three months ended September 30, 2020 and 2019, the following geographic regions accounted for 10% or more of our total net revenues:

Country	September 30, 2020	September 30, 2019
Singapore	90%	70%
Malaysia	4%	15%
Philippines	1%	2%
Thailand	2%	2%
Indonesia	2%	3%
Greater China Region	–	4%
United States	–	–
Rest of the World	1%	4%
Total	100%	100%

For the three months ended September 30, 2020 and 2019, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the three months ended September 30, 2020 and 2019, no vendors account for more than 10% of the Company’s purchase.

Gross Profit. We achieved a gross profit of $93,728 and $1,122,012 for the three months ended September 30, 2020, and 2019, respectively. The attributing factor for the decreased in gross profit was due to lower sales during the Covid-19 pandemic climate. We expect to continue focus on the new IoT product line.

Operating Expenses.

	Three months ended September 30,
	2020	2019
Operating expenses:
Sales and marketing expense	$155,780	$39,730
General and operating expenses	833,430	1,202,526
Total operating expenses	$989,210	$1,242,256

During the three months ended September 30, 2020, and 2019, we incurred operating expenses of $989,210 and $1,242,256, respectively. Our operating expenses for the three months ended September 30, 2020 includes sales and marketing expense of $155,780 and general and operating expenses of $833,430. Our operating expenses for the three months ended September 30, 2019 includes sales and marketing expense of $39,730 and general and operating expenses of $1,202,526. The overall decrease in operating expenses was due to the streamlining of processes to improve efficiencies and cost cutting measures taken amid the Covid-19 pandemic.

Net Loss. We recorded a net loss of $855,577 and $136,514 for the three months ended September 30, 2020, and 2019, respectively. The increase in net loss is primarily attributable to the slower sales contributing lesser margin to our business during the Covid-19 pandemic situation. We hope to make progressive changes to our business model over the next few months to improve our net income during the Covid-19 pandemic situation.

Comparison of the six months ended September 30, 2020 and September 30, 2019

The following table sets forth certain operational data for the six months ended September 30, 2020, as compared to the six months ended September 30, 2019:

	Six months ended September 30,
	2020	2019
Net Revenue	$250,075	$12,610,884
Cost of revenue	(85,316)	(6,060,453)
Gross profit	164,759	6,550,431
Operating expenses:
Sales and marketing expense	(433,581)	(338,321)
General and operating expenses	(1,594,499)	(13,192,258)
Total operating expenses	(2,028,080)	(13,530,579)
Loss from operations	(1,863,321)	(6,980,148)
Loss before income taxes	(1,629,586)	(6,965,794)
NET LOSS	$(1,677,568)	$(6,977,018)

Net Revenue. We generated net revenue of $250,075 and $12,610,884 for the six months ended September 30, 2020 and 2019, respectively. The decrease in net revenue for the six months ended September 30, 2020 was due to COVID-19 related government imposed restrictions impacting goods and services movement and fulfilment. For the six months ended September 30, 2020, 89% of net revenue was contributed by Singapore. None of the other countries contribute more than 10% each. For the six months ended September 30, 2019, 90% of our net revenues were derived from income from V-More, our ecommerce platform. Sales from our IoT’s coffee machines contributed 8% to our revenue for the six months ended September 30, 2019. The balance of net revenues consisted of mainly of administrative charges income, service income. On a going forward basis, we hope to generate revenue from our IoT products such as our smart coffee dispensing machines, e-commerce platform as well as any products that we distribute for our merchants, as more merchants are progressively on boarded.

For the six months ended September 30, 2020 and 2019, the following geographic regions accounted for 10% or more of our total net revenues:

Country	September 30, 2020	September 30, 2019
Singapore	89%	43%
Malaysia	4%	29%
Philippines	1%	13%
Thailand	1%	6%
Indonesia	2%	3%
Greater China Region	–	2%
United States	–	–
Rest of the World	3%	4%
Total	100%	100%

For the six months ended September 30, 2020 and 2019, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the six months ended September 30, 2020 and 2019, no vendors account for more than 10% of the Company’s purchase.

Gross Profit. We achieved a gross profit of $164,759 and $6,550,431 for the six months ended September 30, 2020, and 2019, respectively. The attributing factor for the decreased in gross profit was due to lower sales during the Covid-19 pandemic climate. We expect to continue focus on the new IoT product line.

Operating Expenses.

	Six months ended September 30,
	2020	2019
Operating expenses:
Sales and marketing expense	$433,581	$338,321
General and operating expenses	1,594,499	13,192,258
Total operating expenses	2,028,080	13,530,579
Less: Stock based compensation	–	10,829,239
Total operating expenses (Excluding stock based compensation)	$2,028,080	$2,701,340

During the six months ended September 30, 2020, and 2019, we incurred operating expenses of $2,028,080 and $13,530,579, respectively. Our operating expenses for the six months ended September 30, 2020 includes sales and marketing expense of $433,581 and general and operating expenses of $1,594,499. There was no stock based compensation in the six months ended September 30, 2020, resulting in lower operating expenses. Our operating expenses for the six months ended September 30, 2019 included a one-time charge of $10,829,239 arising from the issuance of shares of our common stock as compensation to our sales affiliates, merchant acquisition consultants and digital offerings consultant. Excluding the one-time stock based compensation charge, our operating expenses would be $2,701,340 for the six months ended September 30, 2019.

Net Loss.

We recorded a net loss of $1,677,568 and $6,977,018 for the six months ended September 30, 2020, and 2019, respectively. The decrease in net loss is primarily attributable to the one time stock based compensation charge of $10,829,239 for the six months ended September 30, 2019. We hope to make progressive changes to our business model over the next few months to further improve our net income during the Covid-19 pandemic situation.

Liquidity and Capital Resources

As of September 30, 2020, we had current assets of $6,965,546 and current liabilities of $12,150,411. Our current assets consisted of $24,591 of cash and cash equivalents, $141,400 of account receivable, purchase deposits of $1,684,359, deferred costs of $4,587,139, $513,148 of deposits, prepayment and other receivable and inventories of $14,909. Our current liabilities consisted of $3,197,464 of accrued liabilities and account payables, $1,080,751 of commission liabilities, $6,691,080 of deferred revenue, $80,291 of income tax payable, $518,966 of amount due to Eldee Tang, our Chief Executive Officer and Director, $301,542 of current portion of borrowings and $280,317 of amount due to a related party for which it represents a unsecured non-interest bearing advance from our shareholder Ms. Kao Wei-Chen.

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

We had accumulated deficits of $139,381,678 and $137,703,504 as of September 30, 2020 and March 31, 2020, respectively. The increase in accumulated deficit is mainly due to the dire decreased in sales volume, as a result of government imposed restrictions on the movement of goods and services globally and locally.

	Six months ended September 30,
	2020	2019
Net cash (used in) generated from operating activities	$(540,509)	$2,534,482
Net cash used in investing activities	$(74,679)	$(42,241)
Net cash generated from (used in) financing activities	$374,315	$(166,198)

Net Cash (Used in) Generated from Operating Activities

Net cash used in operating activities was $540,509 for the six months ended September 30, 2020, and consisted primarily of a net loss of $1,677,568, adjusted for amortization of intangible of $1,135, depreciation of property, plant and equipment of $121,472, a decrease in account receivable of $17,255, a decrease in deposits, prepayment and other receivable of $25,603, an increase in accrued liabilities and account payables of $895,214, an increase in deferred revenue of $204,327, an increase in tax payable of $44,911, offset by an increase in deferred costs of $166,463 and a decrease in commission liabilities of $6,395.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $74,679 for the six months ended September 30, 2020, and consisted primarily of purchase of property, plant and equipment of $74,679. Net cash used in investing activities was $42,241 for the six months ended September 30, 2019, and consisted primarily of proceeds from disposal of property, plant and equipment of $52,596 and purchase of property, plant and equipment of $94,837.

Net Cash Generated From (Used in) Financing Activities

Net cash generated from financing activities for the six months ended September 30, 2020, was $374,315 and consisted primarily of advance from a director of $501,958, repayment of loan of $95,692 and repayment of finance lease of $31,951. Net cash used in financing activities for the six months ended September 30, 2019, was $166,198 and consisted primarily of amount received from related parties of $5,452, repayment to a director $72,858 and repayment of a finance lease of $98,792.

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

Going Concern

The unaudited condensed financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue operating as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which states that we will realize our assets and satisfy any liabilities and commitments in the ordinary course of business.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Period-end S$:US$1 exchange rate	1.3692	1.3821
Period average S$:US$1 exchange rate	1.3655	1.3689

•	Related parties

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

ITEM 4          Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2020, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures may not be effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1          Legal Proceedings

In April 2020, we received invoices from each of the Public Company Accounting Oversight Board (“PCAOB”) and the Financial Accounting Standards Board (“FASB”) in the amounts of $702,600 and $92,100, respectively, for our share of the PCAOB and FASB Issuer Accounting Support Fee for calendar year 2020. The fees were due May 18, 2020. We have petitioned the PCAOB and FASB to review our fee assessments and are in the process of review. We believe that there is a material likelihood that we will not prevail, and that we will be required to pay all assessed fees.

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

We expect that the aggregate range of reasonably possible losses for such legal proceeding is likely to range from approximately $800,000 and upwards if penalties or interest are assessed against us in the event that the Company is unable to timely pay assessed amounts. It is probable that $800,000 will be payable by March 31, 2021. The estimated aggregate range of reasonably possible losses is based upon currently available information for those proceedings in which the Company is involved, taking into account the Company’s best estimate of such losses for those cases for which such estimate can be made. Those matters for which an estimate is not possible are not included within this estimated range. Therefore, such range represents what the Company believes to be an estimate of possible loss only for those matters meeting such criteria. It does not represent the Company’s maximum loss exposure.

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

ITEM 1A       Risk Factors

If we are unsuccessful in appealing our fee assessments from PCAOB and FASB and we are unable to pay such fees, we may be unable to maintain our status as a smaller reporting company. Losing our status as a smaller reporting company may adversely affect our ability to establish a public trading market for our common stock. As a result, you may experience difficulties in reselling your stock.

PCAOB Rule 7104(b)(1) provides that a registered public accounting firm is prohibited from (i) signing an unqualified audit opinion with respect to an issuer’s financial statements, (ii) issuing a consent to include an audit opinion issued previously, or (iii) signing a document, report, notice, or other record concerning procedures or controls of any issuer required under the securities laws (collectively, the "auditor services described in PCAOB Rule 7104(b)") unless the registered public accounting firm has ascertained that the issuer (including any broker or dealer subsidiary of the issuer) has no outstanding past-due share of the PCAOB or FASB issuer accounting support fees or has a petition pursuant to PCAOB Rule 7103(c) pending. We cannot assure you that we will be able to timely pay assessed PCAOB fees in the event we are unable to prevail in our appeal. If our auditor is prohibited from performing the foregoing actions, we may not be able to retain our status as a smaller reporting company. We may be required to report under an alternative standard such as the alternative reporting standards enumerated by the OTC Markets Group. Reporting under an alternative reporting standard may adversely affect our ability to establish a public trading market for our common stock as trading of securities on the OTC Pink is often sporadic. In such event, investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares you purchase from the selling security holders.

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

Our unaudited condensed consolidated financial statements for the three months ended September 30, 2020, has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last quarter and continuing into the second quarter of 2021 as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

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

Date: November 27, 2020

