Form 10-Q
period 2020-12-31
Noble Vici Group, Inc.
filed 2021-02-16
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54761

NOBLE VICI GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	42-1772663
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

45 Ubi Crescent

Singapore 408590

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

As of February 9, 2021, the issuer had outstanding 210,804,160 shares of common stock.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements	4

	Condensed Consolidated Balance Sheets as of December 31, 2020 (Unaudited) and March 31, 2020 (Audited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended December 31, 2020 and 2019 (Unaudited)	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months and Nine Months ended December 31, 2020 and 2019 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2020 and 2019 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	45

ITEM 4	Controls and Procedures	46

PART II	OTHER INFORMATION	47

ITEM 1	Legal Proceedings	47

ITEM 1A	Risk Factors	48

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	49

ITEM 3	Defaults upon Senior Securities	49

ITEM 4	Mine Safety Disclosures	49

ITEM 5	Other Information	49

ITEM 6	Exhibits	49

SIGNATURES		51

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

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2020 AND MARCH 31, 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	December 31, 2020	March 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$35,368	$223,527
Accounts receivable	158,827	152,545
Purchase deposits	1,744,364	1,619,966
Deferred costs	4,809,553	4,252,107
Deposits, prepayment and other receivable	496,575	418,541
Tax recoverable	–	65,403
Inventories	15,440	14,339
Total current assets	7,260,127	6,746,428

Non-current assets:
Intangible assets, net	4,884	6,170
Property, plant and equipment, net	3,716,635	3,467,527
Total non-current assets	3,721,519	3,473,697

TOTAL ASSETS	$10,981,646	$10,220,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and account payables	$3,115,408	$2,216,563
Commission liabilities	1,112,209	1,045,568
Deferred revenue	6,988,129	6,239,296
Amount due to a director	1,075,613	17,662
Amount due to a related party	280,317	280,317
Tax payable	131,119	–
Current portion of borrowings	363,345	256,758
Total current liabilities	13,066,140	10,056,164

Long-term liabilities:
Borrowings	1,672,060	1,692,485

TOTAL LIABILITIES	14,738,200	11,748,649

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,804,160 shares issued and outstanding as of December 31, 2020 and March 31, 2020	21,080	21,080
Additional paid up capital	136,427,910	136,427,910
Accumulated other comprehensive loss	(271,658)	(218,893)
Accumulated losses	(139,876,857)	(137,703,504)
Total NVGI stockholders’ deficit	(3,699,525)	(1,473,407)
Non-controlling interest	(57,029)	(55,117)
	(3,756,554)	(1,528,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,981,646	$10,220,125

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2020	2019	2020	2019

REVENUE, NET	$149,400	$2,063,937	$399,475	$14,674,821

Cost of revenue	(9,676)	(2,250,717)	(94,992)	(8,311,170)

Gross profit (loss)	139,724	(186,780)	304,483	6,363,651

Operating expenses:
Sales and marketing	41,782	83,651	475,363	421,972
General and administrative	588,126	1,116,808	2,182,625	3,372,306
Stock-based compensation	–	200,000	–	11,136,760
Total operating expenses	629,908	1,400,459	2,657,988	14,931,038

LOSS FROM OPERATIONS	(490,184)	(1,587,239)	(2,353,505)	(8,567,387)

Other (expense) income:
Interest expense	(32,697)	(22,545)	(70,945)	(67,110)
Government subsidy income	69,458	14,632	313,566	14,632
Management fee income	4,721	11,024	13,509	43,897
Sundry income	2,948	1,346	22,035	27,392
Total other income	44,430	4,457	278,165	18,811

LOSS BEFORE INCOME TAXES	(445,754)	(1,582,782)	(2,075,340)	(8,548,576)

Income tax (expense) credit	(51,943)	29,779	(99,925)	18,555

NET LOSS	$(497,697)	$(1,553,003)	$(2,175,265)	$(8,530,021)

Less: Net loss attributable to non-controlling interest	(2,518)	(126,020)	(1,912)	(61,412)

Net loss attributable to NVGI	$(495,179)	$(1,426,983)	$(2,173,353)	$(8,468,609)

NET LOSS	(497,697)	(1,553,003)	(2,175,265)	(8,530,021)

Other comprehensive loss:
– Foreign currency translation (loss) gain	(40,081)	4,957	(52,765)	(156,512)

COMPREHENSIVE LOSS	$(537,778)	$(1,548,046)	$(2,228,030)	$(8,686,533)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)

Weighted average common shares outstanding:
– Basic and diluted	210,804,160	210,773,725	210,804,160	210,727,433

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CODENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

					Accumulated
					other		Total
			Additional		comprehensive		stockholders’	Non-
	Common stock		paid in	Deferred	(loss)	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	compensation	income	Losses	(deficit)	interest	equity

Balance as of April 1, 2019 (audited)	210,704,160	$21,070	$136,227,920	(10,936,760)	$20,089	$(125,141,278)	$191,041	(106,069)	$84,972

Amortization of deferred compensation	–	–	–	10,936,760	–	–	10,936,760	–	10,936,760

Foreign currency translation adjustment	–	–	–	–	(2,897)	–	(2,897)	–	(2,897)

Net loss for the period	–	–	–	–	–	(6,856,165)	(6,856,165)	15,661	(6,840,504)

Balance as of June 30, 2019	210,704,160	$21,070	$136,227,920	$–	$17,192	$(131,997,443)	$4,268,739	$(90,408)	$4,178,331

Foreign currency translation adjustment	–	–	–	–	(158,572)	–	(158,572)	3,569	(155,003)

Net loss for the period	–	–	–	–	–	(185,461)	(185,461)	48,947	(136,514)

Balance as of September 30, 2019	210,704,160	$21,070	$136,227,920	$–	(141,380)	$(132,182,904)	$3,924,706	(37,892)	$3,886,814

Shares issued for legal service	100,000	10	199,990	–	–	–	200,000	–	200,000

Foreign currency translation adjustment	–	–	–	–	4,957	–	4,957	–	4,957

Net loss for the period	–	–	–	–	–	(1,426,983)	(1,426,983)	(126,020)	(1,553,003)

Balance as of December 31, 2019	210,804,160	$21,080	$136,427,910	$–	$(136,423)	$(133,609,887)	$2,702,680	(163,912)	$2,538,768

NOBLE VICI GROUP, INC.

CODENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

					Accumulated
					other		Total
			Additional		comprehensive		stockholders’	Non-
	Common stock		paid in	Deferred	(loss)	Accumulated	equity	controlling	Total
	No. of shares	Amount	capital	compensation	income	Losses	(deficit)	interest	equity

Balance as of April 1, 2020 (audited)	210,804,160	$21,080	$136,427,910	$–	$(218,893)	$(137,703,504)	$(1,473,407)	(55,117)	$(1,528,524)

Foreign currency translation adjustment	–	–	–	–	(18,892)	–	(18,892)	–	(18,892)

Net loss for the period	–	–	–	–	–	(825,678)	(825,678)	3,687	(821,991)

Balance as of June 30, 2020	210,804,160	$21,080	$136,427,910	$–	$(237,785)	$(138,529,182)	$(2,317,977)	$(51,430)	$(2,369,407)

Foreign currency translation adjustment	–	–	–	–	6,208	–	6,208	–	6,208

Net loss for the period	–	–	–	–	–	(852,496)	(852,496)	(3,081)	(855,577)

Balance as of September 30, 2020	210,804,160	$21,080	$136,427,910	$–	(231,577)	$(139,381,678)	$(3,164,265)	(54,511)	$(3,218,776)

Foreign currency translation adjustment	–	–	–	–	(40,081)	–	(40,081)	–	(40,081)

Net loss for the period	–	–	–	–	–	(495,179)	(495,179)	(2,518)	(497,697)

Balance as of December 31, 2020	210,804,160	$21,080	$136,427,910	$–	(271,658)	$(139,876,857)	$(3,699,525)	(57,029)	$(3,756,554)

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended December 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(2,175,265)	$(8,530,021)
Adjustments for:
Amortization of intangible assets	1,746	206,390
Depreciation of property, plant and equipment	192,573	147,031
Stock compensation expense	–	11,136,760
Gain on disposal of property, plant and equipment	–	(3,604)

Change in operating assets and liabilities:
Accounts receivable	5,390	4,895,929
Deposits, prepayment and other receivable	60,824	137,637
Deferred cost	(229,139)	–
Accrued liabilities and account payables	723,002	1,208,080
Commission liabilities	(13,543)	(404,283)
Deferred revenue	267,628	(6,001,010)
Purchase deposits	–	(2,214,407)
Tax payable	93,623	(131,886)
Net cash (used in) generated from operating activities	(1,073,161)	446,616

Cash flow from investing activities:
Proceeds from disposal of property, plant and equipment	–	52,676
Purchase of property, plant and equipment	(77,975)	(99,741)

Net cash used in investing activities	(77,975)	(47,065)

Cash flow from financing activities:
Advances from (repayment to) a director	1,048,427	(73,089)
Repayment of loan	(122,586)	–
Repayment of finance lease	(38,016)	(161,528)
Net cash generated from (used in) financing activities	887,825	(234,617)

Foreign currency translation adjustment	75,152	(173,883)

Net change in cash and cash equivalents	(188,159)	(8,949)

BEGINNING OF PERIOD	223,527	691,331

END OF PERIOD	$35,368	$682,382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$3,071	$126,312
Cash paid for interest	$70,945	$67,110

See accompanying notes to unaudited condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－1                BASIS OF PRESENTATION

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

In the opinion of management, the consolidated balance sheet as of March 31, 2020 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended December 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2021 or for any future period.

NOTE－2                DESCRIPTION OF BUSINESS AND ORGANIZATION

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

NOTE－3                GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The COVID-19 pandemic and the effects arising from efforts to contain the outbreak have materially and adversely affected the Company's financial performance for the nine months ended December 31, 2020.

As of December 31, 2020, the Company suffered from an accumulated deficit of $139,876,857 and working capital deficit of $5,806,013. The continuation of the Company as a going concern through December 31, 2021 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－4                SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

●	Purchase deposits

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational:

Expected useful lives
Building	38 years or lesser than term of lease
Leasehold improvements	3 – 10 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1- 5 years
Motor vehicle	3 – 3.33 years

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three months ended December 31, 2020 and 2019 were $71,101 and $49,011, as part of operating expenses, respectively.

Depreciation expense for the nine months ended December 31, 2020 and 2019 were $192,573 and $147,031, as part of operating expenses, respectively.

●	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “ Impairment or Disposal of Long-Lived Assets ”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of December 31, 2020.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Revenue recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Under ASU 2014-09, the Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Deferred revenue and costs

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three and nine months ended December 31, 2020 and 2019.

●	Leases

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the nine months ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Period-end S$:US$1 exchange rate	1.3221	1.3552
Period average S$:US$1 exchange rate	1.3324	1.3668

●	Comprehensive income

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the three and nine months ended December 31, 2020 and 2019, the Company operates in one reportable operating segment in Singapore and Asian Region.

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOTE－5                INTANGIBLE ASSETS

	December 31, 2020	March 31, 2020
		(Audited)
Gaming right and software
Gross carrying value	$7,034	$6,533
Less: accumulated amortization	(2,150)	(363)

Intangible assets, net	$4,884	$6,170

Amortization expense for the three months ended December 31, 2020 and 2019 were $611 and $69,007, as part of operating expenses, respectively.

Amortization expense for the nine months ended December 31, 2020 and 2019 were $1,746 and $206,390, as part of operating expenses, respectively.

The following table outlines the annual amortization expense for the next three years:

Years ending December 31:
2021	$2,345
2022	2,345
2023	194

Total	$4,884

NOTE－6                AMOUNT DUE TO A DIRECTOR

As of December 31, 2020, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－7                AMOUNT DUE TO A RELATED PARTY

As of December 31, 2020, the Company owed the amount of $280,317 due to the former shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related parties’ loan is not significant.

NOTE－8                BORROWINGS

	As of
	December 31, 2020	March 31, 2020
		(Audited)
Current portion
Loan	$291,557	$220,283
Lease liabilities	71,788	36,475
	363,345	256,758

Non-current portion
Loan	1,601,089	1,652,120
Lease liabilities	70,971	40,365
	1,672,060	1,692,485

	$2,035,405	$1,949,243

The loan is secured by a mortgage over leasehold building. The loan bears interest rate of 3.75% flat per annum and is repayable in 120 equal month installments commencing from October 1, 2018. The loan is personally guaranteed by the director of the Company, Eldee Tang.

The Company has financed its motor vehicles, office premises and office equipment under finance lease agreements with the fixed interest rate ranging from 2.80% to 7.98% per annum, due through 2020 and 2026, with principal and interest payable monthly. These leases have remaining lease terms of 12 months to 93 months.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Right of use assets are included in the condensed consolidated balance sheet are as follows:

	As of
	December 31, 2020	March 31, 2020
		(Audited)
Non-Current assets
Right-of-use assets, net of amortization (included in property, plant and equipment)	$202,992	$95,368

The maturities of lease liabilities and loan are as follows:

	Lease liabilities	Loan
Years ending December 31:
2021	$80,620	$380,506
2022	49,979	326,147
2023	18,771	326,147
2024	8,172	326,147
2025	4,965	326,147
Thereafter	798	896,910

Total lease payments	163,305	2,582,004
Less: Imputed interest	(20,546)	(689,358)
Present value of lease liabilities	$142,759	$1,892,646

NOTE－9                INCOME TAX

The Company generated an operating loss for the nine months ended December 31, 2020 and 2019 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

As of December 31, 2020, the Company incurred $1,856,790 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2039, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $389,926 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the nine months ended December 31, 2020 and 2019 are as follows:

	Nine months ended December 31,
	2020	2019

(Loss) income before income taxes	$(1,626,709)	$2,620,467
Statutory income tax rate	17%	17%
Income tax (credit) expense at statutory rate	(276,540)	445,479
Tax effect of non-deductible expenses (non-taxable income)	3,965	(464,034)
Tax loss not recognized as deferred tax	372,500	–
Income tax expense (credit)	$99,925	$(18,555)

NOTE－10              RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $6,658 and $83,651, for the three months ended December 31, 2020 and 2019.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Royalty charges and marketing expenses paid to a related company totaled $13,461 and $421,972, for the nine months ended December 31, 2020 and 2019.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－11              CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and nine months ended December 31, 2020 and 2019, there is no individual customer exceeding 10% of the Company’s revenue.

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Three months ended December 31,
	2020	2019

China	$–	$9,011
Singapore	139,562	1,928,059
Malaysia	4,318	22,171
Philippines	671	131
Thailand	1,993	5,039
United States	84	–
Indonesia	1,985	14,986
Other countries in Asia Pacific	787	84,540

	$149,400	$2,063,937

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Nine months ended December 31,
	2020	2019

China	$–	$225,641
Singapore	362,789	7,399,810
Malaysia	13,545	3,669,216
Philippines	2,112	1,646,733
Thailand	5,358	802,893
United States	1,179	–
Indonesia	6,604	412,002
Other countries in Asia Pacific	7,888	518,526

	$399,475	$14,674,821

All of the Company’s long-lived assets are located in Singapore.

(b)       Major vendors

For the three and nine months ended December 31, 2020, there are no vendors representing more than 10% of the Company’s purchase.

For the three months ended December 31, 2019, there is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor A) accounted for 24% of the Company’s purchase amounting to $544,751 with $355,913 of accounts payable. For the nine months ended December 31, 2019, there is one single vendor representing more than 10% of the Company’s purchase. This vendor (Vendor A) accounted for 19% of the Company’s purchase amounting to $1,580,300 with $355,913 of accounts payable.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of December 31, 2020, borrowing under finance lease was at fixed rates.

NOBLE VICI GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

NOTE－12              COMMITMENTS AND CONTINGENCIES

(a)	Capital commitment

As of December 31, 2020, the Company has no material capital commitments in the next twelve months.

(b)	Legal proceeding

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

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

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

NOTE－13              SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after December 31, 2020, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

We hope to achieve revenue growth through mass adoption by users and merchants of our platform/ecosystem. We seek to increase our user and merchant base through user incentive programs and brand awareness marketing programs, among other things. We expect to focus on users and merchants located in China and the Asia Pacific region in the foreseeable future.

On January 31, 2021, we terminated our service office lease at 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616. Our new principal is located at 45 Ubi Crescent, Singapore 408590.

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

Results of Operations

The COVID-19 pandemic and the effects arising from efforts to contain the outbreak have materially and adversely affected our business and financial performance for the three and nine months ended December 31, 2020. Our unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2020, includes a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last year ended March 31, 2020, and continuing into the third fiscal quarter ended December 31, 2020, as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

In response to the outbreak and related government-imposed restrictions impacting goods and services movement and fulfilment, we have taken a series of cost containment measures, including telecommute working for some employees, reducing pay and benefits for remaining employees, and cutting back capital spending. The above measures have affected our operating capacity and work efficiency, and negatively impacted our sales and marketing activities as well as our business performance. The extent to which COVID- 19 affects our business performance will depend on the future development of the epidemic, including new actions taken by the government to contain the outbreak, which is highly uncertain and unpredictable. In addition, if the economy of Southeast Asia as a whole is negatively impacted by the outbreak, our operating performance will also be adversely affected.

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

Comparison of the three months ended December 31, 2020 and December 31, 2019

The following table sets forth certain operational data for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019:

	Three months ended December 31,
	2020	2019
Net Revenue	$149,400	$2,063,937
Cost of revenue	(9,676)	(2,250,717)
Gross profit (loss)	139,724	(186,780)
Operating expenses:
Sales and marketing expense	(41,782)	(83,651)
General and operating expenses	(588,126)	(1,316,808)
Total operating expenses	(629,908)	(1,400,459)
Loss from operations	(490,184)	(1,587,239)
Loss before income taxes	(445,754)	(1,582,782)
NET LOSS	$(497,697)	$(1,553,003)

Net Revenue. We generated net revenue of $149,400 and $2,063,937 for the three months ended December 31, 2020 and 2019, respectively. The decrease in net revenue for the three months ended December 31, 2020 was due to COVID-19 related government imposed restrictions impacting goods and services movement and fulfilment. For the three months ended December 31, 2020, 93% of net revenue was contributed by Singapore. None of the other countries contribute more than 10% each. For the three months ended December 31, 2019, 15% of our net revenue was derived from income from V-More, our ecommerce platform, while 78% of our net revenue was contributed by our IoT business, mainly from smart coffee dispensing machines sales. The balance of net revenues consisted of mainly of administrative charges income and service income.

On a going forward basis, we hope to generate revenue from our IoT products such as our smart coffee dispensing machines, e-commerce platform as well as any products that we distribute for our merchants, as more merchants are progressively on boarded.

For the three months ended December 31, 2020 and 2019, the following geographic regions accounted for 10% or more of our total net revenues:

Country	December 31, 2020	December 31, 2019
Singapore	93%	94%
Malaysia	3%	1%
Philippines	–	–
Thailand	1%	–
Indonesia	1%	1%
Greater China Region	–	–
United States	–	–
Rest of the World	2%	4%
Total	100%	100%

For the three months ended December 31, 2020 and 2019, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the three months ended December 31, 2020, no vendors account for more than 10% of the Company’s purchase.

	Three Months Ended December 31, 2019
Vendors	Purchase	Accounts Payable
Barista Uno Private Limited	$544,751	$355,913

For the three months ended December 31, 2019, Barista Uno Private Limited accounted for 24% of the Company’s purchases amounting to $544,751 with $355,913 of accounts payable. Eldee Tang, our Chief Executive Officer and Director, owns 31% of Barista Uno Private Limited.

Gross Profit/Loss. We achieved a gross profit of $139,724 and gross loss of $186,780 for the three months ended December 31, 2020, and 2019, respectively. The attributing factor for the increased in gross profit was due to lower cost during the Covid-19 pandemic climate. We expect to continue focus on the new IoT product line.

Operating Expenses.

	Three months ended December 31,
	2020	2019
Operating expenses:
Sales and marketing expense	$41,782	$83,651
General and operating expenses	588,126	1,316,808
Total operating expenses	$629,908	$1,400,459

During the three months ended December 31, 2020, and 2019, we incurred operating expenses of $629,908 and $1,400,459, respectively. Our operating expenses for the three months ended December 31, 2020 includes sales and marketing expense of $41,782 and general and operating expenses of $588,126. Our operating expenses for the three months ended December 31, 2019 includes sales and marketing expense of $83,651 and general and operating expenses of $1,316,808 inclusive of stock based compensation of $200,000. The overall decrease in operating expenses was due to the streamlining of processes to improve efficiencies and cost cutting measures taken amid the Covid-19 pandemic.

Net Loss. We recorded a net loss of $497,697 and $1,553,003 for the three months ended December 31, 2020, and 2019, respectively. The decrease in net loss is primarily attributable to a decrease in our cost of revenue combined with the overall decrease in revenue during the Covid-19 pandemic. We hope to make progressive changes to our business model over the next few months to improve our net income during the Covid-19 pandemic situation.

Comparison of the nine months ended December 31, 2020 and December 31, 2019

The following table sets forth certain operational data for the nine months ended December 31, 2020, as compared to the nine months ended December 31, 2019:

	Nine months ended December 31,
	2020	2019
Net Revenue	$399,475	$14,674,821
Cost of revenue	(94,992)	(8,311,170)
Gross profit	304,483	6,363,651
Operating expenses:
Sales and marketing expense	(475,363)	(421,972)
General and operating expenses	(2,182,625)	(14,509,066)
Total operating expenses	(2,657,988)	(14,931,038)
Loss from operations	(2,353,505)	(8,567,387)
Loss before income taxes	(2,075,340)	(8,548,576)
NET LOSS	$(2,175,265)	$(8,530,021)

Net Revenue. We generated net revenue of $399,475and $14,674,821 for the nine months ended December 31, 2020 and 2019, respectively. The decrease in net revenue for the nine months ended December 31, 2020 was due to COVID-19 related government imposed restrictions impacting goods and services movement and fulfilment. For the nine months ended December 31, 2020, 91% of net revenue was contributed by Singapore. None of the other countries contribute more than 10% each. For the nine months ended December 31, 2019, 77% of our net revenues were derived from income from V-More, our ecommerce platform. Sales from our IoT’s coffee machines contributed 20% to our revenue for the nine months ended December 31, 2019. The balance of net revenues consisted of mainly of administrative charges income, service income. On a going forward basis, we hope to generate revenue from our IoT products such as our smart coffee dispensing machines, e-commerce platform as well as any products that we distribute for our merchants, as more merchants are progressively on boarded.

For the nine months ended December 31, 2020 and 2019, the following geographic regions accounted for 10% or more of our total net revenues:

Country	December 31, 2020	December 31, 2019
Singapore	91%	50%
Malaysia	3%	25%
Philippines	1%	11%
Thailand	1%	5%
Indonesia	2%	3%
Greater China Region	–	2%
United States	–	–
Rest of the World	2%	4%
Total	100%	100%

For the nine months ended December 31, 2020 and 2019, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the nine months ended December 31, 2020, no vendors account for more than 10% of the Company’s purchase.

	Nine months ended December 31, 2019
Vendors	Purchase	Accounts Payable
Barista Uno Private Limited	$1,580,300	$355,913

For the nine months ended December 31, 2019, Barista Uno Private Limited accounted for 19% of the Company’s purchase amounting to $1,580,300 with $355,913 of accounts payable. Eldee Tang, our Chief Executive Officer and Director, owns 31% of Barista Uno Private Limited.

Gross Profit. We achieved a gross profit of $304,483 and $6,363,651 for the nine months ended December 31, 2020, and 2019, respectively. The attributing factor for the decreased in gross profit was due to lower sales during the Covid-19 pandemic climate. We expect to continue focus on the new IoT product line.

Operating Expenses.

	Nine months ended December 31,
	2020	2019
Operating expenses:
Sales and marketing expense	$475,363	$421,972
General and operating expenses	2,182,625	14,509,066
Total operating expenses	2,657,988	14,931,038

During the nine months ended December 31, 2020, and 2019, we incurred operating expenses of $2,657,988 and $14,931,038, respectively. Our operating expenses for the nine months ended December 31, 2020 includes sales and marketing expense of $475,363 and general and operating expenses of $2,182,625. There was no stock based compensation in the nine months ended December 31, 2020, resulting in lower operating expenses. Our operating expenses for the nine months ended December 31, 2019 included a one-time charge of $11,136,760 arising from the issuance of shares of our common stock as compensation to our sales affiliates, merchant acquisition consultants and digital offerings consultant.

Net Loss.

We recorded a net loss of $2,175,265 and $8,530,021 for the nine months ended December 31, 2020, and 2019, respectively. The decrease in net loss is primarily attributable to the one time stock based compensation charge of $11,136,760 for the nine months ended December 31, 2019. We hope to make progressive changes to our business model over the next few months to further improve our net income during the Covid-19 pandemic situation.

Liquidity and Capital Resources

As of December 31, 2020, we had current assets of $7,260,127 and current liabilities of $13,066,140. Our current assets consisted of $35,368 of cash and cash equivalents, $158,827 of account receivable, purchase deposits of $1,744,364, deferred costs of $4,809,553, $496,575 of deposits, prepayment and other receivable and inventories of $15,440. Our current liabilities consisted of $3,115,408 of accrued liabilities and account payables, $1,112,209 of commission liabilities, $6,988,129 of deferred revenue, $131,119 of income tax payable, $1,075,613 of amount due to Eldee Tang, our Chief Executive Officer and Director, $363,345 of current portion of borrowings and $280,317 of amount due to a related party for which it represents an unsecured non-interest bearing advance from our former shareholder Ms. Kao Wei-Chen.

As of March 31, 2020, we had current assets of $6,746,428 and current liabilities of $10,056,164. Our current assets consisted of $223,527 of cash and cash equivalents, deferred cost of $4,252,107, $152,545 of accounts receivable, purchase deposits of $1,619,966, $418,541 of deposits, prepayment and other receivables, inventories of $14,339 and tax recoverable of $65,403. Our current liabilities consisted of $2,216,563 of account payables and accrued liabilities, $1,045,568 of commission liabilities, $6,239,296 of deferred revenue, $17,662 of amount due to Eldee Tang, our Chief Executive Officer and Director, $280,317 of amount due to a related party consisting of unsecured non-interest bearing advances from our former shareholder Ms. Kao Wei-Chen and current portion of borrowing of $256,758.

We had accumulated deficits of $139,876,857 and $137,703,504 as of December 31, 2020 and March 31, 2020, respectively. The increase in accumulated deficit is mainly due to the dire decreased in sales volume, as a result of government imposed restrictions on the movement of goods and services globally and locally.

	Nine months ended December 31,
	2020	2019
Net cash (used in) generated from operating activities	$(1,073,161)	$446,616
Net cash used in investing activities	$(77,975)	$(47,065)
Net cash generated from (used in) financing activities	$887,825	$(234,617)

Net Cash (Used in) Generated from Operating Activities

Net cash used in operating activities was $1,073,161 for the nine months ended December 31, 2020, and consisted primarily of a net loss of $2,175,265, adjusted for amortization of intangible of $1,746, depreciation of property, plant and equipment of $192,573, a decrease in account receivable of $5,390, a decrease in deposits, prepayment and other receivable of $60,824, an increase in accrued liabilities and account payables of $723,002, an increase in deferred revenue of $267,628, an increase in tax payable of $93,623, offset by an increase in deferred costs of $229,139 and a decrease in commission liabilities of $13,543.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $77,975 for the nine months ended December 31, 2020, and consisted primarily of purchase of property, plant and equipment of $77,975.   Net cash used in investing activities was $47,065 for the nine months ended December 31, 2019, and consisted primarily of proceeds from disposal of property, plant and equipment of $52,676 and purchase of property, plant and equipment of $99,741.

Net Cash Generated From (Used in) Financing Activities

Net cash generated from financing activities for the nine months ended December 31, 2020, was $887,825 and consisted primarily of advance from a director of $1,048,427, repayment of loan of $122,586 and repayment of finance lease of $38,016. Net cash used in financing activities for the nine months ended December 31, 2019, was $234,617 and consisted primarily of repayment to director $73,089 and repayment of finance lease of $161,528.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the nine months ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Period-end S$:US$1 exchange rate	1.3221	1.3552
Period average S$:US$1 exchange rate	1.3324	1.3668

•	Related parties

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

ITEM 4          Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of December 31, 2020, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures may not be effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited condensed consolidated financial statements for the three months ended December 31, 2020, has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last quarter and continuing into the second quarter of 2021 as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

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

Date: February 12, 2021

