Form 10-K
period 2021-03-31
Noble Vici Group, Inc.
filed 2021-07-13
CIK 1500122

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54761

NOBLE VICI GROUP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	42-1772663
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
45 Ubi Crescent Singapore 408590
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at June 17, 2021
Common Stock, $.0001 par value per share	210,804,160 shares

The aggregate market value of the 65,929,372 shares of Common Stock of the registrant held by non-affiliates on September 30, 2020, the last business day of the registrant’s second quarter, computed by reference to the price at which such stock was last sold is $0.

DOCUMENTS INCORPORATED BY REFERENCE: None

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical facts, included in this Form 10-K including, without limitation, statements in the “Market Overview” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s market projections, financial position, business strategy and the plans and objectives of management for future operations, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors many of which are not within our control. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 8, 2018.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

We were incorporated under the laws of the State of Delaware on July 6, 2010 under the name “Advanced Ventures Corp.” Effective January 6, 2014, we changed our name to “Gold Union Inc.” Effective March 26, 2018, we changed our name to Noble Vici Group, Inc. and our trading symbol was changed to NVGI. On August 8, 2018, we consummated the acquisition of Noble Vici Private Limited, a corporation organized under the laws of Singapore (“NVPL”), which was wholly owned by Eldee Tang, our sole director and Chief Executive Officer. NVPL is engaged in the IoT, Big Data, Blockchain and E-commerce business. As a result of our acquisition of NVPL, we entered into the IoT, Big Data, Blockchain and E-commerce business. We are headquartered in Singapore. Certain of our resellers are operating “V-More” branded satellite offices in Shenzhen, China.

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

Change in Control to Current Business

On January 29, 2018, Eldee Tang entered into Share Sale Agreements with Kao Wei-Chen and three other shareholders and former affiliates of the Company to purchase up to 1,675,000,000 shares of the Company’s common stock at a per share purchase price of US$0.00008, for an aggregate price of US$134,000. On June 15, 2018, the Company effectuated a 1 for 1,000 reverse stock split whereby every 1,000 shares of the Company’s common stock were reduced to one share. The parties effectuated Mr. Tang’s purchase of 750,000 shares such securities (expressed on a post reverse split basis) effective June 15, 2018. Mr. Tang hopes to purchase the balance of the 925,000 shares from Kao Wei-Chen, an affiliate of the Company, in the future. The foregoing description of the Share Sale Agreement with Kao Wei-Chen is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.2 to this Quarterly Report and is incorporated herein by reference.

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

Reorganization of UB45, Ventrepreneur (SG), AIM System and VMore Merchants

On September 17, 2018, NVGI acquired from Eldee Tang, our Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and Director, 100% of UB45 Private Limited, a private limited company organized under the laws of Singapore (“UB45”), that had no existing business, assets or liabilities.

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

Corporate Structure

As of August 3, 2021, our corporate structure is below:

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

Sale and Distribution of IoT Smart Devices / VMore System Private Limited

In addition to the E-commerce platform, we intend to focus on the sales and distribution of IoT smart devices and appliances. In September, 2019, we began to sell our first IoT appliance, our smart coffee dispensing machines (the V-More Express (“VX”)). Our initial plans of beginning machine distribution on or about the third calendar quarter of 2020 were delayed by the COVID-19 pandemic. We are currently monitoring the situation and hope to begin machine distribution and their progressive operation in Singapore once the economy begins to return to normalcy. We hope to derive income from sales of our VX IoT hardware, the core consumables in VX and the advertising services we provide to our customers in connection with the VX.

Features of the VX; Revenue Sources:

Machine Capacity: The VX offers 9 types of beverages, holds 60 liters of distilled water tank and is able to produce 400 cups of beverages. VX currently offers barista-grade coffee in 9 different varieties in both hot and ice options. VX can be modified to allow for other offerings to be sold. We expect to adopt regional pricing for core products sales, aligning to each specific market’s demand and supply.

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

VX vendor

We expect to rely on Barista Uno Private Limited (“BUPL”) to provide VSPL with VX IoT hardware and coffee sourcing, distribution, and logistical upstream and downstream fulfilment services. Eldee Tang, our Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and Director owns 31% of BUPL. As a result of the Covid-19 pandemic, Singapore has enacted heightened measures since April 7, 2020, that have restricted movement in people, goods and services for most businesses in Singapore. As a result, we our sales operations for VX related offerings were materially and adversely impacted. Our expected recovery timeline will depend on the policies of the Singapore Government moving forward, such as lifting of the movement restriction measures. We expect such impact to continue at least throughout the balance of calendar year 2021.

Other Initiatives

We are generally pursuing a plan of expansion and hope to achieve revenue growth through mass adoption by users and merchants of our platform/ecosystem. We seek to increase our user and merchant base through user incentive programs and brand awareness marketing programs, among other things. We expect to focus on users and merchants located in China and the Asia Pacific region in the foreseeable future. There can be no assurance, however, that we will be able to successfully grow our revenues in the future, if ever.

Effective May 27, 2021, we granted Accell Technologies, Inc. (“ATI”) an exclusive license to use, market and sell our E-commerce Aggregator, Reward, AIM and AdTech system (“System”) in North America and South America for a period of 10 years (the “ATI License Agreement”). Pursuant to the terms of the ATI License Agreement, ATI is obligated to pay a royalty fee of 10% of gross revenues, not to exceed 20% of EBITDA on a per country basis in addition to other set up and software maintenance fees. ATI completed its evaluation of our System, and we expect ATI to complete the general software requirements specification (“SRS”) submission during the calendar quarter ended September 30, 2021. The foregoing description of the ATI License Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.15 to this Annual Report.

Effective June 25, 2021, we appointed Greatsolutions Pte. Ltd., a Singapore corporation, (“GSP”) to serve as our authorized distributor of our new biodegradable waste recycling machine for the territory of Singapore in accordance with the terms of that certain Authorized Distributor Agreement (the “Authorized Distributor Agreement”). Pursuant to the terms of the Authorized Distributor Agreement, agreed to purchase 100 units of our machines as well as other related products and pay a license fee of One Million Dollars for the first year of the term. The term of the Authorized Distributor Agreement will begin upon the successful commission of the first machine in Singapore. We are in the process of working with the relevant governmental agencies to have the machines commissioned for use in Singapore. As of the date of this Annual Report, we received $100,000 as a portion of the license fee. The foregoing description of the Authorized Distributor Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.16 to this Annual Report.

Near-Term Requirements For Additional Capital

For the immediate future, we intend to finance our business efforts and any future acquisitions through sales of our securities to existing shareholders and loans from existing shareholders or financial institutions. We have not yet generated sufficient revenues. We expect to incur operating losses over the next twelve months until we have made substantial deployment of our VX machines and also increased our business operations. We continue to seek new partnerships regionally or acquire fully operating company in relation to VX operation and maintenance (“O&M”) and VX regional sales. There can be no assurance that that we will be successful in consummating a business partnership or acquisition or that such partnership or business will be successful after acquisition.

Intellectual Property

We continue to own the rights, title and interests in Patent for a receptacle catheter with integral anchoring means, which Patent is associated with our former business. The Patent was issued on September 1, 2004 and will expire on September 6, 2022. We do not expect to exploit this Patent in the near future.

Employees

As of June 20, 2021, we have the following employees:

Executive Officer	1
Tech Development Staff	2
Administration Staff	3
Finance	2
Total	8

All of our employees are located in Singapore. None of our employees are members of a trade union. We believe that we maintain good relationships with our employees and have not experienced any strikes or shutdowns and have not been involved in any labor disputes. However, due to the COVID-19 pandemic, our ability to generate sufficient revenues have been materially and adversely impacted. As a result, we have deferred partial salaries of all staff as part of our cost cutting/deferment measures.

We are required to make contributions under a defined contribution pension plan for all of our eligible employees in Singapore. We are required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. The total contributions made were $210,561 and $218,354, for the years ended March 31, 2021, and 2020, respectively.

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

ITEM 2. Properties.

On January 31, 2021, we terminated our service office lease at 1 Raffles Place, #33-02, One Raffles Place Tower One, Singapore 048616. Our new principal office is located at 45 Ubi Crescent, Singapore 408590.

On October 1, 2018, we purchased a building subject to a sixty year leasehold located at 45 Ubi Crescent, Singapore 408590 to serve as our primary operational center. The four story building is approximately 13,000 square feet with a remaining lease term of thirty eight years. The purchase price of SGD$4,480,000 (approximately US$3,295,819) was financed by a loan with Ethoz Capital Limited in the principal amount of SGD$3,136,000 (approximately US$2,307,073) at an annual rate of 3.75%, payable over 120 months commencing October 1, 2018. The loan is personally guaranteed by our Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and Director, Eldee Tang. The foregoing description of the loan is qualified in its entirety by reference to the Secured Term Loan Facility dated September 14, 2018, which is filed as Exhibit 10.13 to this Annual Report and incorporated herein by reference.

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

Quarterly period	High	Low
Fiscal year ended March 31, 2021:
Fourth Quarter	$10.00	$1.05
Third Quarter	$8.00	$3.85
Second Quarter	$9.74	$2.05
First Quarter	$10.00	$4.10
Fiscal year ended March 31, 2020:
Fourth Quarter	$388.00	$5.00
Third Quarter	$500.00	$350.05
Second Quarter	$2,000.00	$350.05
First Quarter*	$2,000.00	$2,000.00

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

(b) Approximate Number of Holders of Common Stock

As of June 17, 2021, there were approximately 60 shareholders of record of our common stock. Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e) Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended March 31, 2021, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K: None.

ITEM 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended March 31, 2021, and 2020. The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Other Initiatives

We are generally pursuing a plan of expansion and hope to achieve revenue growth through mass adoption by users and merchants of our platform/ecosystem. We seek to increase our user and merchant base through user incentive programs and brand awareness marketing programs, among other things. We expect to focus on users and merchants located in China and the Asia Pacific region in the foreseeable future. There can be no assurance, however, that we will be able to successfully grow our revenues in the future, if ever.

Effective May 27, 2021, we granted Accell Technologies, Inc. (“ATI”) an exclusive license to use, market and sell our E-commerce Aggregator, Reward, AIM and AdTech system (“System”) in North America and South America for a period of 10 years (the “ATI License Agreement”). Pursuant to the terms of the ATI License Agreement, ATI is obligated to pay a royalty fee of 10% of gross revenues, not to exceed 20% of EBITDA on a per country basis in addition to other set up and software maintenance fees. ATI completed its evaluation of our System, and we expect ATI to complete the general software requirements specification (“SRS”) submission during the calendar quarter ended September 30, 2021. The foregoing description of the ATI License Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.15 to this Annual Report.

Effective June 25, 2021, we appointed Greatsolutions Pte. Ltd., a Singapore corporation, (“GSP”) to serve as our authorized distributor of our new biodegradable waste recycling machine for the territory of Singapore in accordance with the terms of that certain Authorized Distributor Agreement (the “Authorized Distributor Agreement”). Pursuant to the terms of the Authorized Distributor Agreement, agreed to purchase 100 units of our machines as well as other related products and pay a license fee of One Million Dollars for the first year of the term. The term of the Authorized Distributor Agreement will begin upon the successful commission of the first machine in Singapore. We are in the process of working with the relevant governmental agencies to have the machines commissioned for use in Singapore. As of the date of this Annual Report, we received $100,000 as a portion of the license fee. The foregoing description of the Authorized Distributor Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.16 to this Annual Report.

Financial Condition

During the twelve-month period following the date of this annual report, we anticipate that we will not generate sufficient revenue to finance operations or to implement our business plan. As of March 31, 2021, the Company suffered from an accumulated deficit of $139,375,793 and working capital deficit of $5,241,539. Accordingly, our audited consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The continuation of the Company as a going concern through March 31, 2022, is dependent upon the continued financial support from its stockholders and funding from existing shareholders or third parties. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or debt financing in the form of shareholder or other third party loans. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or third party or shareholder loans to establish our business.

Results of Operations

Comparison of the years ended March 31, 2021 and March 31, 2020

The following table sets forth certain operational data for the year ended March 31, 2021, compared to the year ended March 31, 2020:

	Year ended March 31,
	2021	2020
Net Revenue	$3,074,720	$13,405,499
Cost of revenue	$(1,851,942)	$(7,555,268)
Gross profit	$1,222,778	$5,850,231
Operating expenses:
Sales and marketing expense	$163,741	$434,568
General and operating expenses	$3,014,433	$7,525,068
Total operating expenses*	$(3,178,174)	$(7,959,636)
Loss from operations*	$(1,955,396)	$(2,109,405)
Loss before income taxes*	$(1,675,207)	$(1,904,952)
NET LOSS*	$(1,676,479)	$(1,700,917)
Stock based compensation	$–	$(10,810,357)
NET LOSS (INCLUDING STOCK BASED COMPENSATION)	$(1,676,479)	$(12,511,274)

*Excluding one-time, non-cash Stock based compensation for the year ended March 31, 2020.

Net Revenue. We generated net revenue of $3,074,720 and $13,405,499 for the years ended March 31, 2021 and 2020, respectively.

For the year ended March 31, 2021, our net revenues were attributable to sales from Singapore (86%), Malaysia (7%) and Philippines (5%). Net revenues were primarily derived from VX vending machines (88%) with the balance consisting mainly of administrative charges and service fees income.

For the year ended March 31, 2020, our net revenues were attributable to sales from Singapore (46%), Malaysia (27%) and Philippines (13%). Our net revenues were primarily attributable to V-More ecommerce (39%), Cerfrion backorder deliveries (44%) and VX (software programming) (12%). The balance of net revenues consisted mainly of administrative charges and course fees income.

In the near future, we expect to increase our focus on VX machine sales and increase the full ecosystem adoption from IoT to VMore e-commerce.

For the years ended March 31, 2021 and 2020, the following geographic regions accounted for 10% or more of our total net revenues:

Country	March 31, 2021	March 31, 2020
Singapore	86%	46%
Malaysia	7%	27%
Philippines	5%	13%
Thailand	0%	6%
Indonesia	1%	3%
Greater China Region	0%	1%
Rest of the World	1%	4%
Total	100%	100%

For the years ended March 31, 2021 and 2020, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the year ended March 31, 2021, the following vendor representing more than 10% of the Company’s purchase.

	March 31, 2021	March 31, 2021
Vendor	Amount for the year	Accounts Payable

Barista Uno Private Limited*	$275,071	$127,574

* Eldee Tang, our Chief Executive Officer and Director owns 31% of Barista Uno Private Limited.

For the year ended March 31, 2020, no single vendor accounted for more than 10% of the Company’s purchases.

Gross Profit. We achieved a gross profit of $1,222,778 and $5,850,231 for the years ended March 31, 2021, and 2020, respectively. The attributing factor for the decreased in gross profit was due to lower sales during the Covid-19 pandemic climate. Singapore Covid-19 pandemic circuit breaker & heightened measures (restricted movement of people, goods and services) were officially imposed by the Singapore Government on April 7, 2020. However, prior to this date (on 24 March, 2020), the Multi-Ministry Task Force had announced more stricter measures to combat the spread of COVID-19, after a huge spike in cases originating from returning Singaporeans in the community occurred. These measures included the closure of entertainment venues, tuition and enrichment centres and places of worship. Malls, retail establishments and tourist attractions were required to reduce their crowd density in order to stay open. Gatherings of more than 10 people outside of work and school were prohibited. As of today, the measures are still in place. As Singapore is our key country of operation and management, the circuit breaker measures have significantly and adversely impacted our operations and revenues.

Operating Expenses. During the years ended March 31, 2021, and 2020, we incurred operating expenses (excluding stock based compensation) of $3,178,174 and $7,959,636 respectively. The decrease in operating expenses was due to the streamlining of processes to improve efficiencies and cost cutting measures taken amid the Covid-19 pandemic.

Net Loss (excluding stock based compensation). We recorded a net loss of $1,676,479 and a net loss of $1,700,917 for the year ended March 31, 2021, and 2020, respectively. For the year ended March 31, 2021, the decrease in net loss year-on-year is due to a decrease in operating expenses from the cost cutting measures due to the Covid-19 pandemic. For the year ended March 31, 2020, the net loss was due to higher operating expenses supporting higher sales activities before Covid-19 pandemic cost cutting measures took place for the year ended March 31, 2021.

Stock Based Compensation. For the year ended March 31, 2021, there was no stock based compensation charge. For the year ended March 31, 2020, we incurred a one-time, non-cash stock based compensation charge of $10,810,357 through an aggregate issuance of 5,516,327 shares of our common stock, at a market value of $2 per share, which primarily consisted of shares that were issued to our digital consultant pursuant to the V-Consulting Agreement in connection to the supply of certain digital offerings and services to our customers, including without limitation, order fulfilment services with respect to orders from our customers received through the Digital Consultant’s online platform and its related digital offerings. For the same period, we also entered into a Consulting Agreement with pursuant to which Jenny Chen-Drake (the “Consultant”) agreed to render certain legal services in connection with its business (the “Services”). We issued One Hundred Thousand (100,000) shares of the Corporation’s Common Stock, at a per share price of US$2.00, as payment in full for the Services and the satisfaction of all of our obligations to the Consultant with respect to such Services.

Net Loss (including stock based compensation). We recorded a net loss of $1,676,479 and a net loss of $12,511,274 for the years ended March 31, 2021, and 2020, respectively. The improvement in the net loss is primarily due to an absence of a stock based compensation charge for the year ended March 31, 2021. For the year ended March 31, 2020 an one-time, non-cash stock based compensation charge of $10,810,357 was incurred for the fulfillment through our digital consultant vendor and legal consultant.

Liquidity and Capital Resources

As of March 31, 2021, we had current assets of $5,291,014 and current liabilities of $10,532,553. Our current assets consisted of $48,214 of cash and cash equivalents, deferred cost of $3,160,539, $79,951 of accounts receivable, purchase deposits of $1,711,865, $275,293 of deposits, prepayment and other receivables, inventories of $15,152. Our current liabilities consisted of $4,288,981 of account payables and accrued liabilities, $4,085,010 of deferred revenue, $1,488,322 of amount due to Eldee Tang, our Chief Executive Officer and Director, $280,317 of amount due to related party consisting of unsecured non-interest bearing advances from our shareholder Ms. Kao Wei-Chen, income tax payable of $ 28,976 and current portion of borrowing of $360,947.

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

We had accumulated deficits of $139,375,793 and $137,703,504 as of March 31, 2021 and March 31, 2020, respectively. The increase in accumulated deficit is mainly due to lower sales and operating expenses incurrence.

Related Party Transactions

From time to time, our shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds are due on demand. As of March 31, 2021 and March 31, 2020, Ms. Kao Wei-Chen, our shareholder, advanced $280,317, all of which is outstanding.

During the years ended March 31, 2021 and 2020, we made payments to the related parties as follow:

	March 31, 2021	March 31, 2021
Vendor	Amount for the year	Accounts Payable

Barista Uno Private Limited	$275,071	$127,574

	March 31, 2020	March 31, 2020
Vendor	Amount for the year	Accounts Payable

Barista Uno Private Limited	$3,601,886	$130,169

Eldee Tang, our Chief Executive Officer and Director, owns 31% of Barista Uno Private Limited.

From time to time, Eldee Tang, our Chief Executive Officer and Director, advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant. As of March 31, 2021 and 2020 the Company owed Eldee Tang a balance of $1,488,322 and $17,662 respectively.

	Year ended
	March 31, 2021	March 31, 2020
Net cash (used in) generated from operating activities	$(1,405,488)	$62,619
Net cash used in investing activities	$(161,591)	(66,337)
Net cash generated from (used in) financing activities	$1,356,848	$(119,664)

Net Cash (Used In) Generated From Operating Activities

Net cash used in operating activities was $1,405,488 for the year ended March 31, 2021, and consisted primarily of a net loss of $1,676,479, adjusted for amortization of intangible assets of $2,309, depreciation of property, plant and equipment of $249,807, a loss on disposal of property, plant and equipment of $6,156, a decrease in deferred costs of $1,337,650, an increase in account payables and accrued liabilities of $1,953,781 offset by a decrease in account receivable of $81,544, a decrease in deposits, prepayments and other receivable of $273,179, a decrease in commission liabilities of $1,108,914, a decrease in deferred revenue of $2,517,390 and a decrease in tax payable of $7,131.

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

Net Cash Used In Investing Activities

Net cash used in investing activities was $161,591 for the year ended March 31, 2021, and consisted primarily of the proceed from disposal of property, plant and equipment of $12,658 and purchases of property, plant and equipment of $174,249.

Net cash used in investing activities was $66,337 for the year ended March 31, 2020, and consisted primarily of the proceed from disposal of property, plant and equipment of $52,505, proceed from disposal of a subsidiary of $1, purchases of property, plant and equipment of $112,061 and purchase of intangible assets of $6,782.

Net Cash Generated from (Used In) Financing Activities

Net cash generated from financing activities for the year ended March 31, 2021 was $1,356,848 and consisted primarily of advances from Eldee Tang, our Chief Executive Officer and director of $1,475,023, proceed from finance lease $96,849, repayment of loan $153,319 and repayment of borrowings $61,705.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and our Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of March 31, 2021.

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

As of March 31, 2021, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, our management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2021.

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

Name	Age	Position
Eldee Wai Chong Tang	45	Chief Executive Officer, Chief Financial Officer (interim), Chief Corporate Officer, Secretary and Director

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Sir Eldee Tang, age 45, joined us as our Chief Executive Officer and Director on March 27, 2018. On June 21, 2019, Mr. Tang was appointed as an Interim Chief Financial Officer. On March 31, 2021, Mr. Tang was appointed as Interim Chief Corporate Officer and interim Secretary. He has served as a Partner and Executive Director of Venvici Pte. Ltd., a SME that focuses on crowdsourcing in e-commerce and mobile commerce technology, since April 2015. Mr. Tang founded Noble Infotechnologies Pte. Ltd., a data analytics company focusing on financial IT infrastructure technologies, and has served as its Managing Director since 2006. Mr. Tang also founded Infinite Lifestyle Pte. Ltd., a wellness and related product company, and served as its Managing Director from April 2006 to 2012. Mr. Tang received his Diploma in Electronic and Computer Engineering from Ngee Ann Polytechnic in Singapore in 1996, his Masters in Business Administration from the University of South Australia in 2008 and his Doctorate in Business Administration from the International America University in Los Angeles in 2016.

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

Family Relationships

Mr. Tang does not have a direct family relationship with any of the Company’s directors or executive officers, or any person nominated or chosen by the Company to become a director or executive officer.

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

Each of our named executive officers will be eligible for consideration for a discretionary cash bonus. The Chief Executive Officer will make recommendations regarding bonus awards for the named executive officers and the Board provides the bonus recommendation for the Chief Executive Officer. However, the Board/Compensation Committee will have sole and final authority and discretion in designating to whom awards are made, the size of the award, if any, and its terms and conditions. The bonus recommendation for each of the named executive officers depends on a number of factors, including (i) the performance of the Company for the year, (ii) the satisfaction of certain individual and corporate performance measures, and (iii) other factors which the Board may deem relevant. The Company did not award any cash bonuses during fiscal year 2021.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended March 31, 2021and 2020 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on March 31, 2021 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on March 31, 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Equity Awards ($)	All Other Compensation ($)	Total ($)
Eldee Tang Chief Executive Officer, Interim Chief Financial Officer, Interim Chief Corporate Officer, Interim Secretary and	2021*	US$117,887	0	0	0	US$117,887
Director (1)	2020	US$182,016	0	0	0	US$182,016

*Eldee Tang’s salary from April 2020 to August 2020 (US$73,605) was deferred and remained unpaid as of today. This amount is accrued and included in the salary of US$117,887.

(1)	Eldee Tang, our Chief Executive Officer and Director, was appointed Interim Chief Financial Officer on June 21, 2019, and Interim Chief Corporate Officer and Interim Secretary on March 31, 2021.

Narrative disclosure to Summary Compensation

Eldee Tang is party to an employment agreement with NVPL, our subsidiary, or the Employment Agreement as of the dates and for the annual salary set forth below:

Name	Position	Monthly Salary (Singapore Dollars) / USD	Effective Date
Eldee Tang	Chief Executive Officer, Interim Chief Financial Officer, Interim Chief Corporate Officer, Interim Secretary and Director	SGD$20,000 / US$14,085	April 1, 2018 to August 31, 2020
		SGD$7,020 / US$5,230	September 1, 2020

In addition to the base salary set forth above, Mr. Tang may be entitled to quarterly bonuses based upon performance indicators established by the company.

Mr. Tang may terminate his respective employment agreement by giving two months prior written notice thereof. NVPL is entitled to reduce the termination period by offsetting against the employment amounts due. NVPL may terminate the employment of Mr. Tang in the case of dishonesty, willful or gross misconduct, violation of house rules, gross incompetence or persistent breach of any terms of employment.

Mr. Tang is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf. Mr. Tang is also entitled to certain health and welfare benefits, transportation allowances, and relevant professional membership fees and course fees.

The foregoing description of the Employment Agreement of Mr. Tang is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.14 to this Annual Report and is incorporated herein by reference.

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

Compensation of Directors

During our fiscal year ended March 31, 2021, we did not provide compensation to any of our directors for serving as our director. We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Risk Management

Our Board of directors and human resources staff conducted an assessment of potential risks that may arise from our compensation programs. Based on this assessment, we concluded that our policies and practices do not encourage excessive and unnecessary risk taking that would be reasonably likely to have material adverse effect on the Company. The assessment included our cash incentive programs, which awards non-executives with cash bonuses for punctuality; and deferred salaries or delayed payments of salaries are accrued timely in the financials of the Company. The Company is still obliged to pay deferred salaries to all affected employees, both present and former employees. Our compensation programs are substantially identical among business units, corporate functions and global locations (with modifications to comply with local regulations as appropriate). The risk-mitigating factors considered in this assessment included:

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

Compensation Committee Interlocks and Insider Participation

We have not yet established a Compensation Committee. Our Board of Directors performs the functions that would be performed by a compensation committee. Our board of directors is comprised of Eldee Tang, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary.

During the fiscal year ended March 31, 2021, none of our executive officers has served: (i) on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our board of directors; or (ii) as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the registrant.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management. Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended March 31, 2021. The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the board of directors:

Eldee Tang

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of June 17, 2021, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock (2)

Eldee Tang (3)	118,661,647	56.3%

All executive officers and directors as a group (two persons)	118,661,647	56.3%

5% or more shareholders
Venvici Partners Ltd. (4)(5)	11,213,141	5.3%
Leow Yoon Liang (4)(5)	15,000,000	7.4%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Noble Vici Group, Inc., 45 Ubi Crescent, Singapore 408590.
(2)	Applicable percentage ownership is based on 210,804,160 shares of common stock outstanding as of June 17, 2021, together with securities exercisable or convertible into shares of common stock within 60 days of June 17, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of June 17, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Eldee Tang was appointed the Chief Executive Officer and director of the Company effective March 27, 2018, interim Chief Financial Officer effective June 21, 2019, and interim Secretary and Chief Corporate Officer effective March 31, 2021.
(4)	Venvici Partners Ltd. (VPL) serves as trustee and nominee to hold, administer and distribute 11,213,141 shares of the Issuer's common stock on behalf of certain sales team members of the Issuer on June 2, 2020, which the sales team members are beneficial owners of these securities. The issuance of these securities was disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019. The replacement of the Reporting Person is disclosed on Form 3 filed with the Securities and Exchange Commission on June 5, 2020.
(5)	Leow Yoon Liang is the sole shareholder and director of VPL. Leow Yoon Liang was appointed to replace Venvici Partners Limited as trustee and nominee to hold, administer and distribute 15,000,000 shares of the Issuer's common stock on behalf of certain sales team members of the Issuer on June 2, 2020, in which the sales team members are beneficial owners of these securities. The issuance of these securities was disclosed in Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as disclosed below, there are no transactions during our two most recent fiscal years ended March 31, 2021 and March 31, 2020, or any currently proposed transaction, in which our Company was or to be a participant and the amount exceeds the lesser of $120,000 or one percent of the average of our Company’s total assets at year end for our last two completed years, and in which any of our directors, officers or principal stockholders, or any other related person as defined in Item 404 of Regulation S-K, had or have any direct or indirect material interest.

From time to time, our shareholders advance funds to the Company on an unsecured, non-interest bearing basis, which funds have no fixed terms of payment. As of March 31, 2021 and March 31, 2020, Ms. Kao Wei-Chen, our shareholder, advanced $280,317, all of which is outstanding.

Transactions With Eldee Tang

During the years ended March 31, 2021, and 2020, we made payments   to the related parties as follow:

	March 31, 2021	March 31, 2021
Vendor	Amount for the year	Accounts Payable

Barista Uno Private Limited	$275,071	$127,574
Elusyf Global Private Limited	$10,487	10,480

	March 31, 2020	March 31, 2020
Vendor	Amount for the year	Accounts Payable
Barista Uno Private Limited	$3,601,886	$130,169

Eldee Tang, our Chief Executive Officer and Director, owns 31% of Barista Uno Private Limited.

Purchase from a related company totaled $285,558 and $3,601,886, for the years ended March 31, 2021 and 2020. These purchases mainly relate to purchases from Barista Uno Private Limited (“BU”) of $275,071 and Elusyf Global Private Limited (“EG”) of $10,487 for the year ended March 31, 2021. For the year ended March 31, 2020, purchases of $3,601,886 were paid to BU. Eldee Tang owns 31% of BU and 50% of EG.

	March 31, 2021	March 31, 2020
Royalty Charges and Marketing Expenses	Amount for the year	Amount for the year

Barista Uno Private Limited	$57,851	$
Elusyf Global Private Limited	$6,377	$
Innovez Capital Private Limited	$24,585	$
Venvici Limited	$	$115,139

Royalty charges and marketing expenses paid to a related company totaled $88,813 and $115,139, for the years ended March 31, 2021 and 2020. For the year ended March 31, 2021, royalty charges and marketing expenses were paid to UB45 Pte Ltd (“UB45”) and Noble Vici Ptd Ltd (“NVPL”). These expense are mainly from BU, EG and Innovez Capital Private Limited (“Innovez”). Eldee Tang holds 49% shareholdings in Innovez. For the year ended March 31, 2020, royalty charges and marketing expenses were paid to Venvici Limited where Eldee Tang is a director.

From time to time, Eldee Tang, our Chief Executive Officer, Interim Chief Financial Officer, Interim Secretary and Director, advances funds to the Company for working capital purposes. Those advances are unsecured, non-interest bearing and has no fixed terms of payment. The imputed interest on the loan from a related party was not significant. As of March 31, 2021 and 2020 the Company owed Eldee Tang a balance of $1,488,322 and $17,662 respectively.

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

Director Independence

Our board of directors currently consists of Eldee Tang, our Chief Executive Officer, Interim Chief Financial Officer and Interim Secretary, who does not qualify as an independent director under the published listing requirements of the NASDAQ Stock Market or the NYSE. As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”

ITEM 14. Principal AccountING Fees And Services.

J&S Associate (“J&S”) audited our financial statements for the fiscal years ended March 31, 2021 while Exelient PAC (“Exelient”) audited our financial statements for the fiscal years ended March 31, 2020.

All audit work was performed by J&S and Exelient for the above mentioned fiscal years 2021 and 2020 respectively. Our board of directors does not have an audit committee. The functions customarily delegated to an audit committee are performed by our full board of directors. Our board of directors approves in advance, all services performed by J&S, but have not adopted pre-approval policies or procedures. Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	March 31, 2021	March 31, 2020

Audit fees	$40,225	$126,133
Audit related fees	–	–
Tax fees	–	–
All other fees	–	–
Total	$40,225	126,133

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

(3)        Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Description of Capital Stock (3)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (4)
10.3	Form of Stockholder Representation Letters (5)
10.4	Form of Stockholder Representation Letters (6)
10.5	Form of Trustee Letter (7)
10.6	Form of Stockholder Representation Letters (8)
10.7	Form of Trustee Letter (9)
10.8	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Frank Chia Kok Meng (10)
10.9	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Lew Chuen Cheah (11)
10.10	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Yang Shang Yue (12)
10.11	Consulting Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Sukullayanee Suwunnavid (13)
10.12	Consulting Agreement dated October 8, 2019, by and between Noble Vici Group, Inc. and Jenny Chen-Drake (14)
10.13	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd. (16)
10.14	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (15)
10.15	Exclusive Territory Licensing Agreement, dated May 27, 2021, by and between Noble Vici Group, Inc. and Accell Technologies, Inc.*
10.16	Authorized Distributor Agreement, dated June 25, 2021, by and between Noble Vici Pte. Ltd. and Greatsolutions Pte. Ltd.*
14	Code of Business Conduct and Ethics (17)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

* Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.2 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 14, 2020.
(4)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(5)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018.
(6)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(7)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(8)	Incorporated by reference from Exhibits 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(9)	Incorporated by reference from Exhibits 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(10)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(11)	Incorporated by reference from the Exhibit 10.2 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(12)	Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(13)	Incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(14)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 9, 2019.
(15)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(16)	Incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2019.
(17)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/ Eldee Tang
Eldee Tang
Chief Executive Officer
Date: July13, 2021

NOBLE VICI GROUP, INC.

J & S ASSOCIATE (AF002380) (Registered with PCAOB and MIA) Unit B2-2-3, SOLARIS DUTAMAS 1, JALAN DUTAMAS 1, 50480, Kuala Lumpur, Malaysia Tel : 03-62053622 Fax : 03-62053623 Email : info@ins-associate.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Noble Vici Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Noble Vici Group, Inc. and Subsidiaries (collectively, the “Company”) as of March 31, 2021, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company suffered from an accumulated deficit of $139,375,793 and working capital deficit of $5,241,539 as at March 31, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J&S Associate

Certified Public Accountants

July 13, 2021

Malaysia

We have served as the Company’s auditor since 2021.

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

/s/  Exelient PAC

We have served as the Company’s auditor from 2020 to May 25, 2021.

Singapore

August 13, 2020

NOBLE VICI GROUP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$48,214	$223,527
Deposits, prepayment and other receivable	275,293	418,541
Accounts receivable	79,951	152,545
Purchase deposits	1,711,865	1,619,966
Income tax recoverable	–	65,403
Deferred costs	3,160,539	4,252,107
Inventories	15,152	14,339

Total current assets	5,291,014	6,746,428

Non-current assets:
Intangible assets, net	4,218	6,170
Property, plant and equipment, net	3,570,210	3,467,527

TOTAL ASSETS	$8,865,442	$10,220,125

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account payables and accrued liabilities	$4,288,981	$2,216,563
Commission liabilities	–	1,045,568
Deferred revenue	4,085,010	6,239,296
Amount due to a director	1,488,322	17,662
Amount due to a related party	280,317	280,317
Income tax payable	28,976	–
Current portion of borrowings	360,947	256,758

Total current liabilities	10,532,553	10,056,164

Long-term liabilities:
Borrowings	1,581,130	1,692,485

TOTAL LIABILITIES	12,113,683	11,748,649

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,804,160 shares issued and outstanding as of March 31, 2021 and 2020	21,080	21,080
Additional paid-in capital	136,427,910	136,427,910
Accumulated other comprehensive loss	(262,131)	(218,893)
Accumulated losses	(139,375,793)	(137,703,504)
Total NVGI stockholders’ deficit	(3,188,934)	(1,473,407)
Non-controlling interest	(59,307)	(55,117)
	(3,248,241)	(1,528,524)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,865,442	$10,220,125

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2021	2020

REVENUE, NET	$3,074,720	$13,405,499

Cost of revenue	(1,851,942)	(7,555,268)

Gross profit	1,222,778	5,850,231

Operating expenses:
Sales and marketing	163,741	434,568
General and administrative	3,014,433	7,525,068
Stock-based compensation	–	10,810,357
Total operating expenses	3,178,174	18,769,993

LOSS FROM OPERATIONS	(1,955,396)	(12,919,762)

Other income (expense):
Interest income	–	142
Interest expense	(95,077)	(91,718)
Government subsidy income	339,548	15,096
Sundry income	35,718	280,933
Total other income	280,189	204,453

LOSS BEFORE INCOME TAXES	(1,675,207)	(12,715,309)

Income tax (expense) credit	(1,272)	204,035

NET LOSS	$(1,676,479)	$(12,511,274)

Other comprehensive loss:
– Foreign currency translation loss	(43,238)	(238,982)

COMPREHENSIVE LOSS	$(1,719,717)	$(12,750,256)

Net loss per share:
– Basic and diluted	$(0.01)	$(0.06)

Weighted average common shares outstanding:
– Basic and diluted	210,804,160	210,746,352

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

	Years ended March 31,
	2021	2020

Cash flow from operating activities:
Net loss	$(1,676,479)	$(12,511,274)
Adjustments to reconcile net loss to net cash generated from operating activities:
Amortization of intangible assets	2,309	273,790
Depreciation of property, plant and equipment	249,807	226,743
Impairment loss on receivable	–	1,390,996
Loss (gain) on disposal of property, plant and equipment	6,156	(3,593)
Intangible assets written-off	–	286,304
Loss on disposal of a subsidiary	–	72,922
Receivables written-off	–	178,560
Unrealized foreign exchange	–	107,239
Reversal of payables	–	(182,573)
Stock compensation expense	–	11,010,357

Change in operating assets and liabilities:
Inventories	–	1,558
Account receivable	81,544	5,916,068
Deposits, prepayment and other receivable	273,179	(255,369)
Deferred costs	1,337,650	(4,414,333)
Purchase deposits	–	(502,093)
Account payables and accrued liabilities	1,953,781	1,530,842
Commission liabilities	(1,108,914)	(513,698)
Deferred revenue	(2,517,390)	(2,398,235)
Income tax payable	(7,131)	(151,592)
Cash (used in) generated from operating activities	(1,405,488)	62,619

Cash flow from investing activities:
Proceed from disposal of property, plant and equipment	12,658	52,505
Proceed from disposal of a subsidiary	–	1
Purchase of property, plant and equipment	(174,249)	(112,061)
Purchase of intangible assets	–	(6,782)
Net cash used in investing activities	(161,591)	(66,337)

Cash flow from financing activities:
Advances from (repayment to) a director	1,475,023	(72,090)
Advances from third parties	–	218,769
Proceed from finance lease	96,849	–
Repayment of loan	(153,319)	–
Repayment of finance lease	(61,705)	(266,343)
Net cash generated from (used in) financing activities	1,356,848	(119,664)

Foreign currency translation adjustment	34,918	(344,422)

Net change in cash and cash equivalents	(175,313)	(467,804)

BEGINNING OF YEAR	223,527	691,331

END OF YEAR	$48,214	$223,527

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$2,071	$203,031
Cash paid for interest	$94,719	$91,718

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Year ended March 31, 2021
	Common stock		Additional		Accumulated other		Total	Non-
	No. of shares	Amount	paid-in capital	Deferred compensation	comprehensive loss	Accumulated losses	stockholders’ deficit	controlling interest	Total deficit

Balance as of April 1, 2020	210,804,160	$21,080	$136,427,910	$–	$(218,893)	$(137,703,504)	$(1,473,407)	$(55,117)	$(1,528,524)

Foreign currency translation adjustment	–	–	–	–	(43,238)	–	(43,238)	–	(43,238)

Net loss for the year	–	–	–	–	–	(1,672,289)	(1,672,289)	(4,190)	(1,676,479)
Balance as of March 31, 2021	210,804,160	$21,080	$136,427,910	$–	$(262,131)	$(139,375,793)	$(3,188,934)	$(59,307)	$(3,248,241)

	Year ended March 31, 2020
	Common stock		Additional		Accumulated other		Total	Non-
	No. of shares	Amount	paid-in capital	Deferred compensation	comprehensive loss	Accumulated losses	stockholders’ deficit	controlling interest	Total deficit
Balance as of April 1, 2019	210,704,160	$21,070	$136,227,920	$(10,936,760)	$20,089	$(125,141,278)	$191,041	$(106,069)	$84,972

Shares issue for service rendered	100,000	10	199,990	–	–	–	200,000	–	200,000

Amortization of stock-based compensation	–	–	–	10,936,760	–	–	10,936,760	–	10,936,760

Foreign currency translation adjustment	–	–	–	–	(238,982)	–	(238,982)	–	(238,982)

Net loss for the year	–	–	–			(12,562,226)	(12,562,226)	50,952	(12,511,274)
Balance as of March 31, 2020	210,804,160	$21,080	$136,427,910	$–	$(218,893)	$(137,703,504)	$(1,473,407)	$(55,117)	$(1,528,524)

See accompanying notes to consolidated financial statements.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

The Company is currently engaged in the IoT, Big Data, Blockchain and E-commerce business.

Description of subsidiaries

Name	Place of incorporation and kind of legal entity	Principal activities and place of operation	Particulars of issued/ registered share capital	Effective interest held

Noble Vici Pte Ltd	Republic of Singapore	Singapore holding company	SGD$200,001	100%

NIApplications Pte Ltd	Republic of Singapore	Development of software for interactive digital media and software consultancy	SGD$1	100%

Noble Digital Apps Sendirian Berhad	Federation of Malaysia	Digital apps and big data business	MYR1,000	51%

The Digital Agency Pte. Ltd.	Republic of Singapore	Business and management consultancy services	SGD$1	51%

Venvici Ltd	Republic of Seychelles	Business and management consultancy services on e-commerce service	US$50,000	100%

Ventrepreneur (SG) Pte Ltd	Republic of Singapore	Online retailing	SGD$10,000	100%

Ventrepreneur (SG) Pte Ltd, Taiwan Branch	Taiwan Branch	Customer service for ecommerce and merchants servicing	N/A	N/A

UB45 Pte Limited	Republic of Singapore	Investment holding	SGD$10,000	100%

VMore System Private Limited	Republic of Singapore	IoT Retailing	SGD$10,000	100%

VMore Holding Limited	New Zealand	Investment holding	NZ$10,000	100%

VMore Merchants Pte Ltd	Republic of Singapore	Merchants onboarding	SGD$1,000	100%

AIM System Pte Ltd	Republic of Singapore	System provider	SGD$1,000	100%

The Company and its subsidiaries are hereinafter referred to as (the “Company”).

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

2.       GOING CONCERN UNCERTAINTIES

The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2021, the Company suffered from an accumulated deficit of $139,375,793 and working capital deficit of $5,241,539. The continuation of the Company as a going concern through March 31, 2022 is dependent upon the continued financial support from its stockholders and funding from existing shareholders and financial institution, as mentioned above. Management believes the Company is currently pursuing additional financing for its substantial deployment of VX machines and seeking new partnerships regionally. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

With respect to the ongoing and evolving coronavirus (COVID-19) outbreak, which was designated as a pandemic by the World Health Organization on March 11, 2020, the outbreak has caused substantial disruption in international economies and global trades and if repercussions of the outbreak are prolonged, could have a significant adverse impact on the Company’s business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

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

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

Accounts receivable consist of amounts due from customers in connection with our normal business activities and are carried at sales value less allowance for doubtful accounts. The allowance for doubtful accounts is established to reflect the expected losses of accounts receivable based on past collection history, age, account payment status compared to invoice payment terms and specific individual risks identified. The delinquency of a receivable account is determined based on these factors. The Company does not accrue interest on aged accounts receivable. As of March 31, 2021 and 2020, there were no allowances for doubtful accounts.

●	Inventories

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

Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

Expected useful lives
Building	38 years or lesser than term of lease
Leasehold improvements	3 - 10 years or lesser than term of lease
Furniture and fittings	3 years
Office equipment and computers	1- 5 years
Motor vehicle	3 - 3.33 years

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Expenditures for repairs and maintenance are expensed as incurred. When assets have been retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the years ended March 31, 2021 and 2020 were $249,807 and $226,743, as part of operating expenses, respectively.

●	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of March 31, 2021 and 2020.

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

The Company continues to derive its revenues from sales contracts with its customers with revenues being recognized upon delivery of products. Persuasive evidence of an arrangement is demonstrated via sales contract and invoice; and the sales price to the customer is fixed upon acceptance of the sales contract and there is no separate sales rebate, discount, or volume incentive. The Company recognizes revenue when the Company has the rights to perform the deployment and maintenance service on machines. The Company’s revenues are recognized at a point in time after all performance obligations are satisfied.

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

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

Product sales are recorded net of good and service taxes and product returns.

●	Cost of revenue

Cost of revenue consists primarily of the cost of goods sold and royalty expenses to the game owners, which are directly attributable to the sales of products and the rendering of online gaming service.

●	Sales and marketing

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

Deferred revenue and deferred cost of goods sold result from transactions where the Company has shipped product for which all revenue recognition criteria under the five-step model have not yet been met. Though these contracts are not considered a contract under ASC 606, they are legally enforceable, and the Company has an unconditional and immediate right to payment after the Company has received the orders from customers, therefore, the Company recognizes a receivable and a corresponding deferred revenue upon receiving the orders. Deferred cost of goods sold includes direct inventory costs. Once all revenue recognition criteria under the five-step model have been met, the Revenues and associated cost of goods sold will be recognized in the Income Statement.

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

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the years ended March 31, 2021 and 2020.

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

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The reporting currency of the Company is United States Dollar ("US$") and the accompanying consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Singapore and Seychelles maintain their books and record in its local currency, Singapore Dollars (“SGD$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from SGD$ into US$1 has been made at the following exchange rates for the years ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Year-end SGD$:US$1 exchange rate	1.3472	1.4236
Annual average SGD$:US$1 exchange rate	1.3423	1.3713

●	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in consolidated financial statements. For the years ended March 31, 2021 and 2020, the Company operates in one reportable operating segment in Singapore and Asian Region.

●	Retirement plan costs

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

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do now believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

4.       REVENUE

	Years ended March 31,
	2021	2020

Products sales, as principal	$2,820,056	$11,261,390
Other operating revenue	254,664	2,144,109
	$3,074,720	$13,405,499

5.       DEFERRED COSTS

As of March 31, 2021 and 2020, the Company had total deferred costs of $3,160,539 and $4,252,107, respectively. The deferred cost will be expensed off to Cost of Good Sold in Income Statement when the corresponding deferred revenue is recognized.

6.       PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	As of March 31,
	2021	2020
At cost:
Building	$3,421,170	$3,237,510
Leasehold improvement	252,723	239,156
Furniture and fittings	30,549	28,909
Office equipment and computers	158,426	147,654
Motor vehicle	212,971	99,043
Right of used assets	86,031	81,413
	4,161,870	3,833,685
Less: accumulated depreciation	(591,660)	(366,158)
	$3,570,210	$3,467,527

Depreciation expense for the years ended March 31, 2021 and 2020 were $249,807 and $226,743, as part of operating expenses, respectively.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

7.       INTANGIBLE ASSETS

	As of March 31,
	2021	2020
Gaming right and software:
Gross carrying value	$6,903	$6,533
Less: accumulated amortization	(2,685)	(363)

Intangible assets, net	$4,218	$6,170

Amortization expense for the years ended March 31, 2021 and 2020 were $2,309 and $273,790, as part of operating expenses, respectively.

The following table outlines the annual amortization expense for the next two years:

Years ending March 31:
2022	$2,301
2023	1,917

Total	$4,218

8.       DEFERRED REVENUE

As of March 31, 2021 and 2020, the Company had total deferred revenue of $4,085,010 and $6,239,296, respectively. The deferred revenue will be recognized upon the Company has the rights to perform the deployment and maintenance service on machines

9.       AMOUNT DUE TO A DIRECTOR

As of March 31, 2021 and 2020, the Company owed the amount of $1,448,322 and $17,662 due to a director of the Company, Mr. TANG Wai Chong Eldee. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related party loan is not significant.

10.       AMOUNT DUE TO A RELATED PARTY

As of March 31, 2021 and 2020, the Company owed the amount of $280,317 due to a shareholder of the Company, Miss KaoWei-Chen. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related parties’ loan is not significant.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

11.       BORROWINGS

	As of
	March 31, 2021	March 31, 2020
Current portion
Loan	$312,797	$220,283
Lease liabilities	48,150	36,475
	360,947	256,758

Non-current portion
Loan	1,513,064	1,652,120
Lease liabilities	68,066	40,365
	1,581,130	1,692,485

	$1,942,077	$1,949,243

The loan is secured by a mortgage over a leasehold   building. The loan bears interest rate of 3.75% flat per annum and is repayable in 120 equal month installments commencing from October 1, 2018. The loan is personally guaranteed by the director of the Company, Eldee Tang.

The Company has financed its motor vehicles, office premises and office equipment under finance lease agreements with the fixed interest rate ranging from 2.80% to 7.98% per annum, due through 2020 and 2026, with principal and interest payable monthly. These leases have remaining lease terms of 12 months to 90 months.

Right of use assets are included in the condensed consolidated balance sheet are as follows:

	As of
	March 31, 2021	March 31, 2020
Non-Current assets
Right-of-use assets, net of amortization (included in property, plant and equipment)	$159,841	$95,368

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The maturities of lease liabilities and loan are as follows:

	Lease liabilities	Loan
Years ending March 31:
2021	$53,968	$400,089
2022	49,048	320,071
2023	20,822	320,071
2024	4,872	320,071
2025	4,436	320,071
Thereafter	–	800,178

Total lease payments	133,146	2,480,551
Less: Imputed interest	(16,930)	(654,690)
Present value of lease liabilities	$116,216	$1,825,861

12.       INCOME TAX

The provision for income taxes consisted of the following:

	Years ended March 31,
	2021	2020

Current tax expense (credit)	$1,272	$(204,035)
Deferred tax	–	–
Income tax expense (credit)	$1,272	$(204,035)

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

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

As of March 31, 2021, the Company incurred $1,870,621 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $392,830   on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

New Zealand

The Company’s operating subsidiaries are registered in New Zealand and are subject to the New Zealand corporate income tax at a standard income tax rate of 28% on the assessable income arising in New Zealand during its tax year.

Federation of Malaysia

The Company’s operating subsidiaries are registered in Federation of Malaysia and are subject to the Malaysia corporate income tax at a standard income tax rate of 24% on the assessable income arising in Malaysia during its tax year.

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on (loss) income before income taxes for the years ended March 31, 2021 and 2020 are as follows:

	Years ended March 31,
	2021	2020

(Loss) income before income taxes	$(2,103,353)	$205,663
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(357,570)	34,962
Tax effect of non-taxable income	(81,491)	–
Tax effect of tax concession	–	(21,510)
Tax effect of allowance	–	(217,487)
Tax loss not recognized as deferred tax	440,333	–
Income tax expense (credit)	$1,272	$(204,035)

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

The following table sets forth the significant components of the deferred tax assets and liabilities of the Company as of March 31, 2021 and 2020:

	As of March 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$740,303	$373,043
Less: valuation allowance	(740,303)	(373,043)
Deferred tax assets, net	$–	$–

As of March 31, 2021, the Company incurred $2,212,490 of cumulative net operating losses which can be carried forward to offset future taxable income at no expiration. The Company has provided for a full valuation allowance against the deferred tax assets of $740,303 and $373,043 at March 31, 2021 and 2020, on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company has filed an income tax return for 2019 and 2018 in Singapore jurisdiction.

13.       STOCKHOLDERS’ DEFICIT

In October 2019, the Company issued 100,000 shares of its common stock to its legal counsel for legal services provided to the Company at the fair value of $200,000, equal to $2 per share.

For the years ended March 31, 2021 and 2020, the Company recorded share-based compensation expense related to restricted stock units issued to sales agents and consultants of $0 and $10,810,357, respectively. This share-based compensation expense is included in general and administrative expenses and research and development expenses in the accompanying consolidated statements of operations.

As of March 31, 2021 and 2020, the Company had a total of 210,804,160 shares of its common stock issued and outstanding.

14.       PENSION COSTS

The Company is required to make contribution to their employees under a government-mandated defined contribution pension scheme for its eligible full-times employees in Singapore. The Company is required to contribute a specified percentage of the participants’ relevant income based on their ages and wages level. During the years ended March 31, 2021 and 2020, $210,561 and $218,354 contributions were made accordingly.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

15.       RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Purchase from a related company totaled $285,558 and $984, for the years ended March 31, 2021 and 2020. These purchases mainly relate to purchases from Barista Uno Private Limited (“BU”) and Elusyf Global Private Limited (“EG”). Eldee Tang owns 31% of BU and 50% of EG.

Royalty charges and marketing expenses paid to a related company totaled $88,813 and $115,139, for the years ended March 31, 2021 and 2020. For the year ended March 31, 2021, royalty charges and marketing expenses were paid to UB45 Pte Ltd (“UB45”) and Noble Vici Ptd Ltd (“NVPL”). These expense are mainly from BU, EG and Innovez Capital Pte ltd (“IC”). Eldee Tang holds 49% shareholdings in IC. For the year ended March 31, 2020, royalty charges and marketing expenses were paid to Venvici Limited where Eldee Tang is a director.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

16.       CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the years ended March 31, 2021 and 2020, there is no individual customer exceeding 10% of the Company’s revenue.

The Company considers its business activities to constitute one single reportable segment. The Company’s chief operating decision makers use consolidated results to make operating and strategic decisions. The geographic distribution analysis of the Company’s revenues by region is as follows:

	Years ended March 31,
	2021	2020

China	$12,125	$190,426
Singapore	2,655,182	6,103,955
Malaysia	219,251	3,658,083
Philippines	139,468	1,696,581
Thailand	7,241	797,250
Indonesia	35,508	401,628
Other countries in Asia Pacific	5,945	557,576

	$3,074,720	$13,405,499

All of the Company’s long-lived assets are located in Singapore.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(b)       Major vendors

For the year ended March 31, 2021, this is one single vendor representing more than 10% of the Company’s purchase. This vendor, (a related company) accounted for 49% of the Company’s purchase amounting to $275,071 with $127,574 of accounts payable.

For the year ended March 31, 2020, there is no one single vendor representing more than 10% of the Company’s purchase.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of March 31, 2021 and 2020, borrowing under mortgage was at fixed rates.

(d)	Economic and political risk

The Company’s major operations are conducted in Republic of Singapore. Accordingly, the political, economic, and legal environments in Singapore, as well as the general state of Singapore’s economy may influence the Company’s business, financial condition, and results of operations.

(e)	Exchange rate risk

The Company cannot guarantee that the current exchange rate will remain steady; therefore there is a possibility that the Company could post the same amount of profit for two comparable periods and because of the fluctuating exchange rate actually post higher or lower profit depending on exchange rate of SGD$ converted to US$ on that date. The exchange rate could fluctuate depending on changes in political and economic environments without notice.

17.       COMMITMENTS AND CONTINGENCIES

(a)	Capital commitment

As of March 31, 2021 and 2020, the Company has no material capital commitments in the next twelve months.

NOBLE VICI GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

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

18.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after March 31, 2021, up through the date the Company issued the audited consolidated financial statements.

On June 25, 2021, the Company appointed Greatsolutions Pte. Ltd., a Singapore corporation, (“GSP”) to serve as the authorized distributor of new biodegradable waste recycling machine for the territory of Singapore in accordance with the terms of that certain Authorized Distributor Agreement (the “Authorized Distributor Agreement”). Pursuant to the terms of the Authorized Distributor Agreement, GSP agreed to purchase 100 units of the Company’s machines as well as other related products and pay a license fee of USD One Million Dollars (US$1,000,000) for the first year of the term. The term of the Authorized Distributor Agreement will begin upon the successful commission of the first machine in Singapore. The Company is in the process of working with the relevant governmental agencies to have the machines commissioned for use in Singapore. On July 12, 2021, $100,000 was received as a portion of the license fee.

