Form 10-Q
period 2021-06-30
Noble Vici Group, Inc.
filed 2021-09-28
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of September 27, 2021, the issuer had outstanding 210,804,160 shares of common stock.

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

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2021 AND MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$78,762	$48,214
Deposits, prepayment and other receivable	345,603	275,293
Accounts receivable	174,221	79,951
Purchase deposits	1,715,430	1,711,865
Deferred costs	3,167,121	3,160,539
Inventories	15,184	15,152

Total current assets	5,496,321	5,291,014

Non-current assets:
Intangible assets, net	3,651	4,218
Property, plant and equipment, net	3,521,929	3,570,210

TOTAL ASSETS	$9,021,901	$8,865,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and account payables	$4,317,313	$4,288,981
Commission liabilities	64,386	–
Deferred revenue	4,181,919	4,085,010
Amount due to a director	1,551,672	1,488,322
Amount due to a related party	280,317	280,317
Income tax payable	28,338	28,976
Current portion of borrowings	2,427,068	360,947

Total current liabilities	12,851,013	10,532,553

Long-term liabilities:
Borrowings	57,920	1,581,130

TOTAL LIABILITIES	12,908,933	12,113,683

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,804,160 shares issued and outstanding as of June 30, 2021 and March 31, 2021	21,080	21,080
Additional paid-in capital	136,427,910	136,427,910
Accumulated other comprehensive loss	(318,031)	(262,131)
Accumulated deficit	(139,958,600)	(139,375,793)
Total NVGI stockholders’ deficit	(3,827,641)	(3,188,934)
Non-controlling interest	(59,391)	(59,307)
Total stockholders’ deficit	(3,887,032)	(3,248,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,021,901	$8,865,442

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2021	2020

REVENUE, NET	$80,857	$130,238

Cost of revenue	(34,884)	(59,207)

Gross profit	45,973	71,031

Operating expenses:
Sales and marketing expense	–	277,801
General and administrative expenses	517,587	761,069
Total operating expenses	517,587	1,038,870

LOSS FROM OPERATIONS	(471,614)	(967,839)

Other (expense) income:
Interest expense	(234,389)	(21,681)
Government grant	118,872	157,081
Sundry income	4,240	22,485

Total other (expense) income	(111,277)	157,885

LOSS BEFORE INCOME TAXES	(582,891)	(809,954)

Income tax expense	–	(12,037)

NET LOSS	$(582,891)	$(821,991)

Other comprehensive loss:
– Foreign currency adjustment loss	(55,900)	(18,892)

COMPREHENSIVE LOSS	$(638,791)	$(840,883)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	210,804,160	210,804,160

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total stockholders’ equity	Non- controlling	Total equity
	No. of shares	Amount	capital	(loss)	losses	(deficit)	interest	(deficit)

Balance as of April 1, 2020 (audited)	210,804,160	$21,080	$136,427,910	$(218,893)	$(137,703,504)	$(1,473,407)	$(55,117)	$(1,528,524)

Foreign currency translation adjustment	–	–	–	(18,892)	–	(18,892)	–	(18,892)

Net loss for the period	–	–	–	–	(825,678)	(825,678)	3,687	(821,991)

Balance as of June 30, 2020	210,804,160	$21,080	$136,427,910	$(237,785)	$(138,529,182)	$(2,317,977)	$(51,430)	$(2,369,407)

Balance as of April 1, 2021 (audited)	210,804,160	$21,080	$136,427,910	$(262,131)	$(139,375,793)	$(3,188,934)	$(59,307)	$(3,248,241)

Foreign currency translation adjustment	–	–	–	(55,900)	–	(55,900)	–	(55,900)

Net loss for the period	–	–	–	–	(582,807)	(582,807)	(84)	(582,891)

Balance as of June 30, 2021	210,804,160	$21,080	$136,427,910	$(318,031)	$(139,958,600)	$(3,827,641)	$(59,391)	$(3,887,032)

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended June 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(582,891)	$(821,991)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	581	549
Depreciation of property, plant and equipment	56,193	49,238

Change in operating assets and liabilities:
Accounts receivable	(94,908)	23,933
Deposits, prepayment and other receivable	35,982	(149,670)
Deferred costs	–	10,340
Accrued liabilities and account payables	19,566	537,322
Commission liabilities	64,936	(4,117)
Deferred revenue	89,157	(3,740)
Income tax payable	(107,019)	12,038
Cash used in operating activities	(518,403)	(346,098)

Cash flows from investing activities:
Purchase of property, plant and equipment	–	(751)

Net cash used in investing activities	–	(751)

Cash flows from financing activities:
Advances from a director	60,766	209,666
Proceed from finance lease	2,400,600	–
Repayment of bank loan	(1,845,311)	–
Repayment of finance lease	(11,814)	(58,472)
Net cash generated from financing activities	604,241	151,194

Foreign currency translation adjustment	(55,290)	19,444

Net change in cash and cash equivalents	30,548	(176,211)

BEGINNING OF PERIOD	48,214	223,527

END OF PERIOD	$78,762	$47,316

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$–	$–
Cash paid for interest	$234,284	$21,681

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

In the opinion of management, the consolidated balance sheet as of March 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2022 or for any future period.

NOTE－2 DESCRIPTION OF BUSINESS AND ORGANIZATION

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

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－3 GOING CONCERN UNCERTAINTIES

The accompanying condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2021, the Company suffered from an accumulated deficit of $139,958,600 and working capital deficit of $7,354,692. The continuation of the Company as a going concern through June 30, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

Depreciation expense for the three months ended June 30, 2021 and 2020 were $56,193 and $49,238, respectively.

●	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of June 30, 2021.

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

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the three months ended June 30, 2021 and 2020.

●	Leases

Under Topic 842, Leases (“ASC 842”), the Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities in the condensed consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the condensed consolidated balance sheets.

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

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

The reporting currency of the Company is United States Dollar ("US$") and the accompanying condensed consolidated financial statements have been expressed in US$. In addition, the Company’s operating subsidiaries in Singapore and Seychelles maintain their books and record in its local currency, Singapore Dollars (“S$”), which is a functional currency as being the primary currency of the economic environment in which their operations are conducted. In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the year. The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statements of changes in stockholder’s equity.

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Period-end S$:US$1 exchange rate	1.3444	1.3946
Annual average S$:US$1 exchange rate	1.3330	1.4118

●	Comprehensive income

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income, as presented in the accompanying condensed consolidated statements of changes in stockholders’ equity, consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Segment reporting

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the three months ended June 30, 2021 and 2020, the Company operates in one reportable operating segment in Singapore and Asian Region.

●	Related parties

The Company follows the ASC 850-10, Related Party for the identification of related parties and disclosure of related party transactions.

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

NOTE－5 INTANGIBLE ASSETS

	June 30, 2021	March 31, 2021
		(Audited)
Gaming right and software
Gross carrying value	$6,918	$6,903
Less: accumulated amortization	(3,267)	(2,685)

Intangible assets, net	$3,651	$4,218

Amortization expense for the three months ended June 30, 2020 and 2020 were $581 and $549, respectively.

The following table outlines the annual amortization expense for the next five years:

Years ending June 30:
2022	2,306
2023	1,345

Total	$3,651

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－6 AMOUNT DUE TO A DIRECTOR

As of June 30, 2021, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE－7 AMOUNT DUE TO A RELATED PARTY

As of June 30, 2021, the Company owed the amount of $280,317 due to the former shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related parties’ loan is not significant.

NOTE－8 BORROWINGS

	June 30, 2021	March 31, 2021
		(Audited)
Current portion
Loan	$2,380,244	$312,797
Lease liabilities	46,824	48,150
Total current borrowings	2,427,068	360,947

Non-current portion
Loan	–	1,513,064
Lease liabilities	57,920	68,066
Total noncurrent borrowings	57,920	1,581,130

Total borrowings	$2,484,988	$1,942,077

The loans are secured by a mortgage over leasehold building. During the three months ended June 30, 2021, the Company re-financed and obtained a new short-term loan facility up to $2.38 million, in a term of 12 months.

As of June 30, 2021, the loan bears interest rate at 8% per annum and is repayable in May 2022. The loan is personally guaranteed by the director of the Company, Eldee Tang.

The Company financed its motor vehicles, office premises and office equipment under finance lease agreements with the effective interest rate ranging from 2.80% to 7.98% per annum, due through 2021 and 2026, with principal and interest payable monthly. These leases have remaining lease terms of 2 to 5 years.

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

Right of use assets are included in the condensed consolidated balance sheet are as follows:

	June 30, 2021	March 31, 2021
Non-current assets
Right-of-use assets, net of amortization (included in property, plant and equipment)	$141,268	$159,841

The maturities of lease liabilities are as follows:

	Lease liabilities	Loan
Years ending June 30:
2022	$54,021	$2,538,927
2023	48,770	–
2024	10,655	–
2025	4,883	–
2026	3,225	–

Total lease payments	121,554	2,538,927
Less: Imputed interest	(16,810)	(158,683)
Present value of lease liabilities	$104,744	$2,380,244

NOTE－9 INCOME TAX

The Company generated an operating loss for the three months ended June 30, 2021 and 2020 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of June 30, 2021, the Company incurred $1,870,621 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $392,830 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

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

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the three months ended June 30, 2021 and 2020 are as follows:

	Three months ended June 30,
	2021	2020

(Loss)/Income before income taxes	$(765,020)	$(801,759)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(130,053)	(136,298)
Tax effect of non-taxable income	–	(11,401)
Tax loss not recognized as deferred tax	130,053	159,736
Income tax expense	$–	$12,037

NOTE－10 RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $0 and $4,827, for the three months ended June 30, 2021 and 2020.

Apart from the transactions and balances detailed elsewhere in these accompanying consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three months ended June 30, 2021 and 2020, there is no single customer exceeding 10% of the Company’s revenue, respectively.

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

(b)       Major vendors

For the three months ended June 30, 2021 and 2020, there is no single vendor representing more than 10% of the Company’s purchase, respectively.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of June 30, 2021, borrowing under finance lease was at fixed rates.

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

NOTE－12 COMMITMENTS AND CONTINGENCIES

As of June 30, 2021, the Company has no material commitments or contingencies.

NOTE－13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after June 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

We operate our IoT Smart Device business through VMore System Private Limited (“VSPL”), our wholly owned subsidiary. VMSPL was incorporated in Singapore on July 22, 2019, and operates with our subsidiary AIM System Private Limited (“ASPL”), a Singapore private limited corporation incorporated on April 1, 2019, as described below:

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

Effective May 27, 2021, we granted Accell Technologies, Inc. (“ATI”) an exclusive license to use, market and sell our E-commerce Aggregator, Reward, AIM and AdTech system (“System”) in North America and South America for a period of 10 years (the “ATI License Agreement”). Pursuant to the terms of the ATI License Agreement, ATI is obligated to pay a royalty fee of 10% of gross revenues, not to exceed 20% of EBITDA on a per country basis in addition to other set up and software maintenance fees. ATI completed its evaluation of our System, and we expect ATI to complete the general software requirements specification (“SRS”) submission during the calendar quarter ended September 30, 2021. However due to the Covid 19 pandemic situation and restrictions, ATI faces delay in completing the SRS. ATI hopes to complete the SRS by the end of calendar quarter ended December 31, 2021. The foregoing description of the ATI License Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.15 to this Quarterly Report.

Effective June 25, 2021, we appointed GreatSolutions Pte. Ltd., a Singapore corporation, (“GSP”) to serve as our authorized distributor of our new biodegradable waste recycling machine for the territory of Singapore in accordance with the terms of agreed within Authorized Distributor Agreement (the “Authorized Distributor Agreement”). Pursuant to the terms of the Authorized Distributor Agreement, agreed to purchase 100 units of our machines as well as other related products and pay a license fee of One Million Dollars for the first year of the term. The term of the Authorized Distributor Agreement will begin upon the successful commission of the first machine in Singapore. We are in the process of working with the relevant governmental agencies to have the machines commissioned for use in Singapore. On July 12, 2021, we received $100,000 as a portion of the license fee. The foregoing description of the Authorized Distributor Agreement is qualified in its entirety by reference to such agreement which is filed as Exhibit 10.16 to this Quarterly Report.

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

On October 1, 2018, we purchased a building subject to a sixty year leasehold located at 45 Ubi Crescent, Singapore 408590 to serve as our primary operational center. The four storey building is approximately 13,000 square feet with a remaining lease term of thirty-eight years. The purchase price of S$4,480,000 (approximately US$3,295,819) was financed by a loan with Ethoz Capital Limited in the principal amount of S$3,136,000 (approximately US$2,307,073) at an annual rate of 3.75%, payable over 120 months commencing October 1, 2018. The loan is personally guaranteed by our Chief Executive Officer and Director, Eldee Tang. The foregoing description of the loan is qualified in its entirety by reference to the Secured Term Loan Facility dated September 14, 2018, which is filed as Exhibit 10.13 to this Quarterly Report and incorporated herein by reference.

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

Results of Operations

The COVID-19 pandemic and the effects arising from efforts to contain the outbreak have materially and adversely affected our business and financial performance for the three months ended June 30, 2021. Our unaudited condensed consolidated financial statements for the three months ended June 30, 2021, includes a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last year ended March 31, 2021, and continuing into the first fiscal quarter ended June 30, 2021, as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

In response to the outbreak and related government-imposed restrictions impacting goods and services movement and fulfilment, we have taken a series of cost containment measures, including telecommute working for some employees, reducing pay and benefits for remaining employees, human resource actions and cutting back capital spending. The above measures have affected our operating capacity and work efficiency, and negatively impacted our sales and marketing activities as well as our business performance. The extent to which COVID- 19 affects our business performance will depend on the future development of the epidemic, including new actions taken by the government to contain the outbreak, which is highly uncertain and unpredictable. In addition, if the economy of Southeast Asia as a whole is negatively impacted by the outbreak, our operating performance will also be adversely affected.

Singapore Covid-19 pandemic circuit breaker & heightened measures (restricted movement of people, goods and services) were officially imposed by the Singapore Government on April 7, 2020. However, prior to this date (on 24 March, 2020), the Multi-Ministry Task Force had announced more stricter measures to combat the spread of COVID-19, after a huge spike in cases originating from returning Singaporeans in the community occurred. These measures included the closure of entertainment venues, tuition and enrichment centres and places of worship. Malls, retail establishments and tourist attractions were required to reduce their crowd density in order to stay open. Gatherings of more than 10 people outside of work and school were prohibited. As of today, some measures are relaxed within a controlled environment while other measures are tightened. As Singapore is our key country of operation and management, the circuit breaker measures have significantly and adversely impacted our operations and revenues.

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

Comparison of the three months ended June 30, 2021 and June 30, 2020

The following table sets forth certain operational data for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020:

	Three months ended June 30,
	2021	2020
Net Revenue	$80,857	$130,238
Cost of revenue	(34,884)	(59,207)
Gross profit (loss)	45,973	71,031
Operating expenses:
Sales and marketing expense	–	277,801
General and operating expenses	517,587	761,069
Total operating expenses	(517,587)	1,038,870
Loss from operations	(471,614)	(967,839)
Loss before income taxes	(582,891)	(809,954)
NET LOSS	$(582,891)	$(821,991)

Net Revenue. We generated net revenue of $80,857 and $130,238 for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021, 97% of the net revenue was contributed by Singapore with 70% of the total net revenue from service income. The decrease in net revenue for the three months ended June 30, 2021 was due to COVID-19 related government imposed restrictions impacting goods and services movement and fulfilment, and our reduction in manpower resources from cost cutting measures, thereby impacting our operation. For the three months ended June 30, 2020, 88% of net revenue was contributed by Singapore with 22% of the total net revenue mainly from service income. None of the other countries contribute more than 10% each. In the near future, we hope to increase our focus on VX machine sales and increase the full ecosystem adoption from IoT to VMore e-commerce.

For the three months ended June 30, 2021 and 2020, the following geographic regions accounted for 10% or more of our total net revenues:

Country	June 30, 2021	June 30, 2020
Singapore	97%	88%
Malaysia	1%	3%
Philippines	–	1%
Thailand	1%	1%
Indonesia	1%	2%
Greater China Region	–	–
United States	–	1%
Rest of the World	–	4%
Total	100%	100%

Major customers.

For the three months ended June 30, 2021 and 2020, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the three months ended June 30, 2021 and 2020, no vendors account for more than 10% of the Company’s purchase.

Gross Profit/Loss. We achieved a gross profit of $45,973 and gross profit of $71,031 for the three months ended June 30, 2021, and 2020, respectively. The attributing factor for the decreased in gross profit was due to lower sales activities during the Covid-19 pandemic climate. We expect to continue to focus on the new IoT product line.

Operating Expenses.

	Three months ended June 30,
	2021	2020
Operating expenses:
Sales and marketing expense	$–	$277,801
General and operating expenses	517,587	761,069
Total operating expenses	$517,587	$1,038,870

During the three months ended June 30, 2021, and 2020, we incurred operating expenses of $517,587 and $1,038,870, respectively. Our operating expenses for the three months ended June 30, 2021, were attributable to general and operating expenses. Our operating expenses for the three months ended June 30, 2020, included sales and marketing expense of $277,801 and general and operating expenses of $761,069. The overall decrease in operating expenses was due to the streamlining of processes to improve efficiencies and cost cutting measures taken, impacting all sales and marketing activities during the Covid-19 pandemic.

Net Loss. We recorded a net loss of $582,891 and $821,991 for the three months ended June 30, 2021, and 2020, respectively. The decrease in net loss is primarily attributable to a decrease in operating expenses, a decrease in our cost of revenue combined with the overall decrease in revenue during the Covid-19 pandemic. We hope to make progressive changes to our business model over the next few months to improve our net income during the Covid-19 pandemic situation.

Liquidity and Capital Resources

As of June 30, 2021, we had current assets of $5,496,321 and current liabilities of $12,581,013. Our current assets consisted of $78,762 of cash and cash equivalents, $345,603 of deposits, prepayment and other receivable, $174,221 of account receivable, purchase deposits of $1,715,430, deferred costs of $3,167,121, and inventories of $15,184. Our current liabilities consisted of $4,317,313 of accrued liabilities and account payables, $64,386 of commission liabilities, $4,181,919 of deferred revenue, $1,551,672 of amount due to Eldee Tang, our Chief Executive Officer and Director, $280,317 of amount due to a related party for which it represents an unsecured non-interest bearing advance from our former shareholder Ms. Kao Wei-Chen, $28,338 of income tax payable and $2,427,068 of current portion of borrowings.

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

We had accumulated deficits of $139,958,600 and $139,375,793 as of June 30, 2021 and March 31, 2021, respectively. The increase in accumulated deficit is mainly due to the dire decreased in sales volume, as a result of government imposed restrictions on the movement of goods and services globally and locally.

	Three months ended June 30,
	2021	2020
Net cash used in operating activities	$(518,403)	$(346,098)
Net cash used in investing activities	$–	$(751)
Net cash generated from financing activities	$604,241	$151,194

Net Cash (Used in) Generated from Operating Activities

Net cash used in operating activities was $518,403 for the three months ended June 30, 2021, and consisted primarily of a net loss of $582,891, adjusted for amortization of intangible of $581, depreciation of property, plant and equipment of $56,193, a decrease in deposits, prepayment and other receivable of $35,982, an increase in accrued liabilities and account payables of $19,566, an increase in commission liabilities of $64,936, an increase in deferred revenue of $89,157, offset by an increase in account receivable of $94,908 and a decrease in tax payable of $107,019.

Net cash used in operating activities was $346,098 for the three months ended June 30, 2020, and consisted primarily of a net loss of $821,991, adjusted for amortization of intangible of $549, depreciation of property, plant and equipment of $49,238, a decrease in account receivable of $23,933, a decrease in deferred costs of $10,340, an increase in accrued liabilities and account payables of $537,322, an increase in tax payable of $20,280, offset by an increase in deposits, prepayment and other receivable of $157,912, decrease in commission liabilities of $4,117 and a decrease in deferred revenue of $3,740.

Net Cash Used In Investing Activities

There were no investing activities for the three months ended June 30, 2021. Net cash used in investing activities was $751 for the three months ended June 30, 2020, and consisted primarily of purchase of property, plant and equipment of $751.

Net Cash Generated From (Used in) Financing Activities

Net cash generated from financing activities for the three months ended June 30, 2021, was $604,241 and consisted primarily of advance from a director of $60,766, proceeds from finance lease of $2,400,600, repayment of loan of $1,845,311 and repayment of finance lease of $11,814. Net cash generated from financing activities for the three months ended June 30, 2020, was $151,194 and consisted primarily of advance from a director of $209,666 and repayment of finance lease of $58,472.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the three months ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Period-end S$:US$1 exchange rate	1.3444	1.3946
Period average S$:US$1 exchange rate	1.3330	1.4118

•	Related parties

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

ITEM 4          Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of June 30, 2021, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures may not be effective as of June 30, 2021.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to the outbreak and related government-imposed restrictions impacting goods and services movement and fulfilment, we have taken a series of measures accordingly, including telecommute working for some employees, reducing pay and benefits for remaining employees, human resource actions and cutting back capital spending. The above measures have affected our operating capacity and work efficiency, and negatively impacted our sales and marketing activities as well as its business performance. The extent to which COVID-19 affects our business performance will depend on the future development of the epidemic, including new actions taken by the government to contain the outbreak, which is highly uncertain and unpredictable. In addition, if the economy of Southeast Asia as a whole is negatively impacted by the outbreak, our operating performance will also be adversely affected.

Singapore Covid-19 pandemic circuit breaker & heightened measures (restricted movement of people, goods and services) were officially imposed by the Singapore Government on April 7, 2020. However, prior to this date (on 24 March, 2020), the Multi-Ministry Task Force had announced more stricter measures to combat the spread of COVID-19, after a huge spike in cases originating from returning Singaporeans in the community occurred. These measures included the closure of entertainment venues, tuition and enrichment centres and places of worship. Malls, retail establishments and tourist attractions were required to reduce their crowd density in order to stay open. Gatherings of more than 10 people outside of work and school were prohibited. As of today, some measures are relaxed within a controlled environment while other measures are tightened. As Singapore is our key country of operation and management, the circuit breaker measures have significantly and adversely impacted our operations and revenues.

Our unaudited condensed consolidated financial statements for the three months ended June 30, 2021, has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last quarter and continuing into the second quarter of 2021 as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

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

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3          Defaults upon Senior Securities

None.

ITEM 4          Mine Safety Disclosures

Not applicable.

ITEM 5          Other Information

None.

ITEM 6          Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Certificate of Incorporation (1)
3.	Amended and Restated Bylaws (1)
4.1	Form of common stock certificate (2)
4.2	Description of Capital Stock (3)
10.1	Patent Transfer and Sales Agreement dated July 27, 2010 (2)
10.2	Share Sale Agreement, dated January 29, 2018, by and between Eldee Wai Chong Tang and Kao Wei Chen (4)
10.3	Form of Stockholder Representation Letters (5)
10.4	Form of Stockholder Representation Letters (6)
10.5	Form of Trustee Letter (7)
10.6	Form of Stockholder Representation Letters (8)
10.7	Form of Trustee Letter (9)
10.8	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Frank Chia Kok Meng (10)
10.9	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Lew Chuen Cheah (11)
10.10	V-More Merchant Acquisition Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Yang Shang Yue (12)
10.11	Consulting Agreement dated March 19, 2019, by and between Noble Vici Group, Inc. and Sukullayanee Suwunnavid (13)
10.12	Consulting Agreement dated October 8, 2019, by and between Noble Vici Group, Inc. and Jenny Chen-Drake (14)
10.13	Secured Term Loan Facility dated September 14, 2018, by Ethoz Capital Ltd. in favor of UB45 Pte. Ltd. (15)
10.14	Employment Letter, dated March 29, 2018, by and between Noble Vici Private Limited and Eldee Tang Wai Chong (16)
10.15	Exclusive Territory Licensing Agreement, dated May 27, 2021, by and between Noble Vici Group, Inc. and Accell Technologies, Inc.(17)
10.16	Authorized Distributor Agreement, dated June 25, 2021, by and between Noble Vici Pte. Ltd. and Greatsolutions Pte. Ltd.(17)
14	Code of Business Conduct and Ethics (18)
21	List of Subsidiaries*
31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).*

* Filed herewith.

(1)	Incorporated by reference from the Exhibits to the Definitive Information Statement on Schedule 14C with the Securities and Exchange Commission on May 7, 2018, and incorporated herein by reference.
(2)	Incorporated by reference from the Exhibits to our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 12, 2010, and incorporated herein by reference.
(3)	Incorporated by reference from Exhibit 4.2 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 14, 2020.
(4)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(5)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2018.
(6)	Incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(7)	Incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2018.
(8)	Incorporated by reference from Exhibits 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(9)	Incorporated by reference from Exhibits 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2019.
(10)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(11)	Incorporated by reference from the Exhibit 10.2 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(12)	Incorporated by reference from Exhibit 10.3 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(13)	Incorporated by reference from Exhibit 10.4 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on March 19, 2019.
(14)	Incorporated by reference from Exhibit 10.1 to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 9, 2019.
(15)	Incorporated by reference from Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 2, 2019.
(16)	Incorporated by reference from the Exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2018.
(17)	Incorporated by reference from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 13, 2021.
(18)	Incorporated by reference from Exhibit 14 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NOBLE VICI GROUP, INC.

	By:	/s/ Eldee Wai Chong Tang
Eldee Wai Chong Tang
Chief Executive Officer

Date: September 28, 2021

