Form 10-Q
period 2021-09-30
Noble Vici Group, Inc.
filed 2021-11-22
CIK 1500122

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 19, 2021, the issuer had outstanding 210,804,160 shares of common stock.

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

PART I   FINANCIAL INFORMATION

ITEM 1  Financial Statements

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2021 AND MARCH 31, 2021

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	September 30, 2021	March 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$50,867	$48,214
Deposits, prepayment and other receivable	128,565	275,293
Accounts receivable	173,212	79,951
Purchase deposits	1,694,382	1,711,865
Deferred costs	3,128,262	3,160,539
Inventories	14,997	15,152

Total current assets	5,190,285	5,291,014

Non-current assets:
Intangible assets, net	3,037	4,218
Property, plant and equipment, net	3,424,745	3,570,210

TOTAL ASSETS	$8,618,067	$8,865,442

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued liabilities and account payables	$4,168,564	$4,288,981
Commission liabilities	56,015	–
Deferred revenue	4,130,609	4,085,010
Amount due to a director	1,433,449	1,488,322
Amount due to a related party	280,317	280,317
Income tax payable	28,407	28,976
Current portion of borrowings	2,358,787	360,947

Total current liabilities	12,456,148	10,532,553

Long-term liabilities:
Borrowings	47,365	1,581,130

TOTAL LIABILITIES	12,503,513	12,113,683

Commitments and contingencies	–	–

STOCKHOLDERS’ DEFICIT
Common stock, 3,000,000,000 authorized common shares of $0.0001 par value, 210,804,160 shares issued and outstanding as of September 30, 2021 and March 31, 2021	21,080	21,080
Additional paid-in capital	136,427,910	136,427,910
Accumulated other comprehensive loss	(299,594)	(262,131)
Accumulated deficit	(139,976,303)	(139,375,793)
Total NVGI stockholders’ deficit	(3,826,907)	(3,188,934)
Non-controlling interest	(58,539)	(59,307)
Total stockholders’ deficit	(3,885,446)	(3,248,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,618,067	$8,865,442

 See accompanying notes to condensed consolidated financial statements.

 NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2021	2020	2021	2020

REVENUE, NET	$21,481	$119,837	$102,338	$250,075

Cost of revenue	(14,446)	(26,109)	(49,330)	(85,316)

Gross profit	7,035	93,728	53,008	164,759

Operating expenses:
Sales and marketing	288	155,780	288	433,581
General and administrative	127,357	833,430	644,944	1,594,499
Total operating expenses	127,645	989,210	645,232	2,028,080

LOSS FROM OPERATIONS	(120,610)	(895,482)	(592,224)	(1,863,321)

Other (expense) income:
Interest expense	(154)	(16,567)	(232,023)	(38,248)
Government subsidy income	–	87,027	117,593	244,108
Management fee income	–	4,538	–	8,788
Sundry income	103,913	852	106,912	19,087
Total other income (expense)	103,759	75,850	(7,518)	233,735

LOSS BEFORE INCOME TAXES	(16,851)	(819,632)	(599,742)	(1,629,586)

Income tax expense	–	(35,945)	–	(47,982)

NET LOSS	$(16,851)	$(855,577)	$(599,742)	$(1,677,568)

Other comprehensive income (loss):
– Foreign currency translation gain (loss)	18,437	6,208	(37,463)	(12,684)

COMPREHENSIVE INCOME (LOSS)	$1,586	$(849,369)	$(637,205)	$(1,690,252)

Net loss per share:
– Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
– Basic and diluted	210,804,160	210,804,160	210,804,160	210,804,160

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Common stock		Additional paid-in	Accumulated other comprehensive income	Accumulated	Total stockholders’ equity	Non- controlling	Total equity
	No. of shares	Amount	capital	(loss)	losses	(deficit)	interest	(deficit)

Balance as of April 1, 2020 (audited)	210,804,160	$21,080	$136,427,910	$(218,893)	$(137,703,504)	$(1,473,407)	$(55,117)	$(1,528,524)

Foreign currency translation adjustment	–	–	–	(18,892)	–	(18,892)	–	(18,892)

Net loss for the period	–	–	–	–	(825,678)	(825,678)	3,687	(821,991)

Balance as of June 30, 2020	210,804,160	$21,080	$136,427,910	$(237,785)	$(138,529,182)	$(2,317,977)	$(51,430)	$(2,369,407)

Foreign currency translation adjustment	–	–	–	6,208	–	6,208	–	6,208

Net loss for the period	–	–	–	–	(852,496)	(852,496)	(3,081)	(855,577)

Balance as of September 30, 2020	210,804,160	$21,080	$136,427,910	$(231,577)	$(139,381,678)	$(3,164,265)	$(54,511)	$(3,218,776)

Balance as of April 1, 2021 (audited)	210,804,160	$21,080	$136,427,910	$(262,131)	$(139,375,793)	$(3,188,934)	$(59,307)	$(3,248,241)

Foreign currency translation adjustment	–	–	–	(55,900)	–	(55,900)	–	(55,900)

Net loss for the period	–	–	–	–	(582,807)	(582,807)	(84)	(582,891)

Balance as of June 30, 2021	210,804,160	$21,080	$136,427,910	$(318,031)	$(139,958,600)	$(3,827,641)	$(59,391)	$(3,887,032)

Foreign currency translation adjustment	–	–	–	18,437	–	18,437	–	18,437

Net loss for the period	–	–	–	–	(17,703)	(17,703)	852	(16,851)

Balance as of September 30, 2021	210,804,160	$21,080	$136,427,910	$(299,594)	$(139,976,303)	$(3,826,907)	$(58,539)	$(3,885,446)

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(599,742)	$(1,677,568)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of intangible assets	1,149	1,135
Depreciation of property, plant and equipment	110,101	121,472

Change in operating assets and liabilities:
Accounts receivable	(95,027)	17,255
Deposits, prepayment and other receivable	250,540	25,603
Deferred costs	–	(166,463)
Accrued liabilities and account payables	(77,389)	895,214
Commission liabilities	56,579	(6,395)
Deferred revenue	88,198	204,327
Income tax payable	(105,447)	44,911
Cash used in operating activities	(371,038)	(540,509)

Cash flows from investing activities:
Purchase of property, plant and equipment	–	(74,679)
Net cash used in investing activities	–	(74,679)

Cash flows from financing activities:
Advances from a director	(40,074)	501,958
Proceed from finance lease	2,374,768	–
Repayment of bank loan	(1,872,951)	(95,692)
Repayment of finance lease	(13,025)	(31,951)
Net cash generated from financing activities	448,718	374,315

Foreign currency translation adjustment	(75,027)	41,937

Net change in cash and cash equivalents	2,653	(198,936)

BEGINNING OF PERIOD	48,214	223,527

END OF PERIOD	$50,867	$24,591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes	$–	$3,071
Cash paid for interest	$232,023	$38,248

See accompanying notes to condensed consolidated financial statements.

NOBLE VICI PTE LIMITED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021

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

In the opinion of management, the consolidated balance sheet as of March 31, 2021 which has been derived from audited financial statements and these unaudited condensed consolidated financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2022 or for any future period.

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

As of September 30, 2021, the Company suffered from an accumulated deficit of $139,976,303 and working capital deficit of $7,265,863. The continuation of the Company as a going concern through September 30, 2022 is dependent upon the continued financial support from its stockholders. Management believes the Company is currently pursuing additional financing for its operations. However, there is no assurance that the Company will be successful in securing sufficient funds to sustain the operations.

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

Depreciation expense for the three months ended September 30, 2021 and 2020 were $53,908 and $72,234, respectively.

Depreciation expense for the six months ended September 30, 2021 and 2020 were $110,101 and $121,472, respectively.

●	Impairment of long-lived assets

In accordance with Accounting Standards Codification ("ASC") Topic 360-10-5, “Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets, including property, plant and equipment, as well as intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that useful lives are no longer appropriate. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying amount of the asset. There has been no impairment charge as of September 30, 2021 and March 31, 2021.

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

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the ASC 740 provisions of Section 740-10-25 for the six months ended September 30, 2021 and 2020.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end S$:US$1 exchange rate	1.3611	1.3692
Annual average S$:US$1 exchange rate	1.3475	1.3655

●	Comprehensive income

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

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in condensed consolidated financial statements. For the six months ended September 30, 2021 and 2020, the Company operates in one reportable operating segment in Singapore and Asian Region.

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

NOTE－5 INTANGIBLE ASSETS

	September 30, 2021	March 31, 2021
		(Audited)
Gaming right and software
Gross carrying value	$6,833	$6,903
Less: accumulated amortization	(3,796)	(2,685)

Intangible assets, net	$3,037	$4,218

Amortization expense for the three months ended September 30, 2021 and 2020 were $568 and $586, respectively.

Amortization expense for the six months ended September 30, 2021 and 2020 were $1,149 and $1,135 respectively.

The following table outlines the annual amortization expense for the next five years:

Years ending September 30:
2022	2,278
2023	759

Total	$3,037

NOTE－6 AMOUNT DUE TO A DIRECTOR

As of September 30, 2021, amount due to a director of the Company, Mr. TANG Wai Chong Eldee, which was unsecured, interest-free and had no fixed terms of repayment. Imputed interest from related party loan is not significant.

NOTE－7 AMOUNT DUE TO A RELATED PARTY

As of September 30, 2021, the Company owed the amount of $280,317 due to the former shareholder of the Company, Miss Kao. The balance is unsecured, interest-free and has no fixed terms of repayment. Imputed interest from related parties’ loan is not significant.

NOTE－8 BORROWINGS

	September 30, 2021	March 31, 2021
		(Audited)
Current portion
Loan	$2,304,018	$312,797
Lease liabilities	54,769	48,150
Total current borrowings	2,358,787	360,947

Non-current portion
Loan	–	1,513,064
Lease liabilities	47,365	68,066
Total noncurrent borrowings	47,365	1,581,130

Total borrowings	$2,406,152	$1,942,077

The loans are secured by a mortgage over leasehold building. During the six months ended September 30, 2021, the Company re-financed and obtained a new short-term loan facility up to $2.37 million, in a term of 12 months.

As of September 30, 2021, the loan bears interest rate at 8% per annum and is repayable in May 2022. The loans are personally guaranteed by the director of the Company, Eldee Tang.

The Company has financed its motor vehicles, office premises and office equipment under finance lease agreements with the effective interest rate ranging from 2.80% to 7.98% per annum, due through 2021 and 2026, with principal and interest payable monthly. These leases have remaining lease terms of 2 to 5 years.

Right of use assets are included in the condensed consolidated balance sheet are as follows:

	September 30, 2021	March 31, 2021
Non-current assets
Right-of-use assets, net of amortization (included in property, plant and equipment)	$120,862	$159,841

The maturities of lease liabilities are as follows:

	Lease liabilities	Loan
Years ending September 30:
2022	$63,175	$2,507,775
2023	39,190	–
2024	9,416	–
2025	4,823	–
2026	1,980	–

Total lease payments	118,584	2,507,775
Less: Imputed interest	(16,450)	(203,757)
Present value of lease liabilities	$102,134	$2,304,018

NOTE－9 INCOME TAX

The Company generated an operating loss for the six months ended September 30, 2021 and 2020 and did not record income tax expense. The Company has operations in various countries and is subject to tax in the jurisdictions in which they operate, as follows:

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

As of September 30, 2021, the Company incurred $1,870,621 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2041, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $392,830 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

Republic of Singapore

The Company’s operating subsidiaries are registered in Republic of Singapore and are subject to the Singapore corporate income tax at a standard income tax rate of 17% on the assessable income arising in Singapore during its tax year.

The Company’s subsidiary in Republic of Seychelles is also subject to the Singapore corporate income tax regime.

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes for the six months ended September 30, 2021 and 2020 are as follows:

	Six months ended September 30,
	2021	2020

(Loss)/Income before income taxes	$(796,179)	$(1,571,900)
Statutory income tax rate	17%	17%
Income tax expense at statutory rate	(135,350)	(267,223)
Tax effect of non-taxable income	–	(4,361)
Tax loss not recognized as deferred tax	135,350	319,566
Income tax expense	$–	$47,982

NOTE－10 RELATED PARTY TRANSACTIONS

From time to time, the stockholder and director of the Company advanced funds to the Company for working capital purpose. Those advances are unsecured, non-interest bearing and due on demand. The imputed interest on the loan from a related party was not significant.

Royalty charges and marketing expenses paid to a related company totaled $0 and $1,976, for the three months ended September 30, 2021 and 2020.

Royalty charges and marketing expenses paid to a related company totaled $0 and $6,803, for the six months ended September 30, 2021 and 2020.

Apart from the transactions and balances detailed elsewhere in these accompanying condensed consolidated financial statements, the Company has no other significant or material related party transactions during the periods presented.

NOTE－11 CONCENTRATIONS OF RISK

The Company is exposed to the following concentrations of risk:

(a)       Major customers

For the three and six months ended September 30, 2021 and 2020, there is no single customer exceeding 10% of the Company’s revenue, respectively.

(b)       Major vendors

For the three and six months ended September 30, 2021 and 2020, there is no single vendor representing more than 10% of the Company’s purchase, respectively.

(c)	Interest rate risk

As the Company has no significant interest-bearing assets, the Company’s income and operating cash flows are substantially independent of changes in market interest rates.

The Company’s interest-rate risk arises from borrowings under finance lease. The Company manages interest rate risk by varying the issuance and maturity dates variable rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. As of September 30, 2021, borrowing under finance lease was at fixed rates.

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

NOTE－12 COMMITMENTS AND CONTINGENCIES

As of September 30, 2021, the Company has no material commitments or contingencies.

NOTE－13 SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before condensed consolidated financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2021, up through the date the Company issued the unaudited condensed consolidated financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

Results of Operations

The COVID-19 pandemic and the effects arising from efforts to contain the outbreak have materially and adversely affected our business and financial performance for the six months ended September 30, 2021. Our unaudited condensed consolidated financial statements for the six months ended September 30, 2021, includes a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last year ended March 31, 2021, and continuing into the fiscal quarter ended September 30, 2021, as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

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

Comparison of the three months ended September 30, 2021 and September 30, 2020

The following table sets forth certain operational data for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020:

	Three months ended September 30,
	2021	2020
Net Revenue	$21,481	$119,837
Cost of revenue	(14,446)	(26,109)
Gross profit (loss)	7,035	93,728
Operating expenses:
Sales and marketing expense	288	155,780
General and operating expenses	127,357	833,430
Total operating expenses	(127,645)	(989,210)
Loss from operations	(120,610)	(895,482)
Loss before income taxes	(16,851)	(819,632)
NET LOSS	$(16,851)	$(855,577)

Net Revenue. We generated net revenues of $21,481 and $119,837 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, net revenues were generated in Singapore with 67% of the total net revenues from VX vending income. The decrease in net revenues for the three months ended September 30, 2021 was due to COVID-19 related government imposed restrictions impacting goods and services movement and fulfilment, and our reduction in manpower resources from cost cutting measures, thereby impacting our operation. For the three months ended September 30, 2020, 90% of net revenues were generated in Singapore. None of the other countries accounted for more than 10% of our net revenues. In the near future, we hope to increase our focus on VX machine sales and increase the full ecosystem adoption from IoT to VMore e-commerce.

For the three months ended September 30, 2021 and 2020, the following geographic regions accounted for 10% or more of our total net revenues:

Country	September 30, 2021	September 30, 2020
Singapore	100%	90%
Malaysia	-	4%
Philippines	-	1%
Thailand	-	2%
Indonesia	-	2%
Greater China Region	–	–
United States	–	–
Rest of the World	–	1%
Total	100%	100%

Major customers.

For the three months ended September 30, 2021 and 2020, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the three months ended September 30, 2021 and 2020, no vendors account for more than 10% of the Company’s purchases.

Gross Profit/Loss. We achieved a gross profit of $7,035 and gross profit of $93,728 for the three months ended September 30, 2021, and 2020, respectively. The attributing factor for the decreased in gross profit was due to lower sales activities during the Covid-19 pandemic climate. We expect to continue to focus on the new IoT product line.

Operating Expenses.

	Three months ended September 30,
	2021	2020
Operating expenses:
Sales and marketing expense	$288	$155,780
General and operating expenses	127,357	833,430
Total operating expenses	$127,645	$989,210

During the three months ended September 30, 2021, and 2020, we incurred operating expenses of $127,645 and $989,210 respectively. Our operating expenses for the three months ended September 30, 2021, were mainly attributable to general and operating expenses. Our operating expenses for the three months ended September 30, 2020 includes sales and marketing expense of $155,780 and general and operating expenses of $833,430. The overall decrease in operating expenses was due to the streamlining of processes to improve efficiencies and cost cutting measures taken, impacting all sales and marketing activities during the Covid-19 pandemic.

Net Loss. We recorded a net loss of $16,851 and $855,577 for the three months ended September 30, 2021, and 2020, respectively. The decrease in net loss is primarily attributable to a decrease in operating expenses, a decrease in our cost of revenue combined with the overall decrease in revenue during the Covid-19 pandemic. We hope to make progressive changes to our business model over the next few months to improve our net income during the Covid-19 pandemic situation.

Comparison of the six months ended September 30, 2021 and September 30, 2020

The following table sets forth certain operational data for the six months ended September 30, 2021, as compared to the six months ended September 30, 2020:

	Six months ended September 30,
	2021	2020
Net Revenue	$102,338	$250,075
Cost of revenue	(49,330)	(85,316)
Gross profit (loss)	53,008	164,759
Operating expenses:
Sales and marketing expense	288	433,581
General and operating expenses	644,944	1,594,499
Total operating expenses	(645,232)	(2,028,080)
Loss from operations	(592,224)	(1,863,321)
Loss before income taxes	(599,742)	(1,629,586)
NET LOSS	$(599,742)	$(1,677,568)

Net Revenue. We generated net revenues of $102,338 and $250,075 for the six months ended September 30, 2021 and 2020, respectively. For the six months ended September 30, 2021, 97% of the net revenues were generated in Singapore with 54% of the total net revenues from service income. The decrease in net revenues for the six months ended September 30, 2021 was due to COVID-19 related government imposed restrictions impacting goods and services movement and fulfilment, and our reduction in manpower resources from cost cutting measures, thereby impacting our operation. For the six months ended September 30, 2020, 89% of net revenues were generated in Singapore. None of the other countries accounted for more than 10% of our net revenues.

For the six months ended September 30, 2021 and 2020, the following geographic regions accounted for 10% or more of our total net revenues:

Country	September 30, 2021	September 30, 2020
Singapore	97%	89%
Malaysia	1%	4%
Philippines	–	1%
Thailand	1%	1%
Indonesia	1%	2%
Greater China Region	–	–
United States	–	–
Rest of the World	–	3%
Total	100%	100%

Major customers.

For the six months ended September 30, 2021 and 2020, no customers accounted for 10% or more of our total net revenues.

Major Vendors.

For the six months ended September 30, 2021 and 2020, no vendors account for more than 10% of the Company’s purchases.

Gross Profit/Loss. We achieved a gross profit of $53,008 and gross profit of $164,759 for the six months ended September 30, 2021, and 2020, respectively. The attributing factor for the decreased in gross profit was due to lower sales activities during the Covid-19 pandemic climate. We expect to continue to focus on the new IoT product line.

Operating Expenses.

	Six months ended September 30,
	2021	2020
Operating expenses:
Sales and marketing expense	$288	$433,581
General and operating expenses	644,944	1,594,499
Total operating expenses	$645,232	$2,028,080

During the six months ended September 30, 2021, and 2020, we incurred operating expenses of $645,232 and $2,038,080 respectively. Our operating expenses for the six months ended September 30, 2021, were mainly attributable to general and operating expenses. Our operating expenses for the six months ended September 30, 2020 includes sales and marketing expense of $433,581 and general and operating expenses of $1,594,499.The overall decrease in operating expenses was due to the streamlining of processes to improve efficiencies and cost cutting measures taken, impacting all sales and marketing activities during the Covid-19 pandemic.

Net Loss. We recorded a net loss of $599,742 and $1,677,568 for the six months ended September 30, 2021, and 2020, respectively. The decrease in net loss is primarily attributable to a decrease in operating expenses, a decrease in our cost of revenue combined with the overall decrease in revenue during the Covid-19 pandemic. We hope to make progressive changes to our business model over the next few months to improve our net income during the Covid-19 pandemic situation.

Liquidity and Capital Resources

As of September 30, 2021, we had current assets of $5,190,285 and current liabilities of $12,456,148. Our current assets consisted of $50,867of cash and cash equivalents, $128,565 of deposits, prepayment and other receivable, $173,212 of account receivable, purchase deposits of $1,694,382, deferred costs of $3,128,262, and inventories of $14,997. Our current liabilities consisted of $4,168,564 of accrued liabilities and account payables, $56,015 of commission liabilities, $4,130,609 of deferred revenue, $1,433,449 of amount due to Eldee Tang, our Chief Executive Officer and Director, $280,317 of amount due to a related party for which it represents an unsecured non-interest bearing advance from our former shareholder Ms. Kao Wei-Chen, $28,407 of income tax payable and $2,358,787 of current portion of borrowings.

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

We had accumulated deficits of $139,976,303 and $139,375,793 as of September 30, 2021 and March 31, 2021, respectively. The increase in accumulated deficit is mainly due to the decrease in sales volume resulting from government imposed restrictions on the movement of goods and services globally and locally.

	Six months ended September 30,
	2021	2020
Net cash used in operating activities	$(371,038)	$(540,509)
Net cash used in investing activities	$–	$(74,679)
Net cash generated from financing activities	$448,718	$374,315

Net Cash (Used in) Generated from Operating Activities

Net cash used in operating activities was $371,038 for the six months ended September 30, 2021, and consisted primarily of a net loss of $599,742, adjusted for amortization of intangible of $1,149, depreciation of property, plant and equipment of $110,101, a decrease in deposits, prepayment and other receivable of $250,540, an increase in commission liabilities of $56,579, an increase in deferred revenue of $88,198, offset by an increase in account receivable of $95,027, a decrease in accrued liabilities and account payables of $77,389, and a decrease in tax payable of $105,447.

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

Net Cash Used In Investing Activities

There were no investing activities for the six months ended September 30, 2021. Net cash used in investing activities was $74,679 for the six months ended September 30, 2020, and consisted primarily of purchase of property, plant and equipment of $74,679.

Net Cash Generated From (Used in) Financing Activities

Net cash generated from financing activities for the six months ended September 30, 2021, was $448,718 and consisted primarily of proceeds from finance lease of $2,374,768, repayment to a director of $40,074, repayment of loan of $1,872,951 and repayment of finance lease of $13,025. Net cash generated from financing activities for the six months ended September 30, 2020, was $374,315 and consisted primarily of advance from a director of $501,958, repayment of loan of $95,692 and repayment of finance lease of $31,951.

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

Translation of amounts from S$ into US$1 has been made at the following exchange rates for the six months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Period-end S$:US$1 exchange rate	1.3611	1.3692
Period average S$:US$1 exchange rate	1.3475	1.3655

•	Related parties

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

ITEM 4          Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of September 30, 2021, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Chief Executive Officer and Chief Financial Officer concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” which could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the period covered by this report that would not be detected, and (ii) accordingly, our disclosure controls and procedures may not be effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our unaudited condensed consolidated financial statements for the three months ended September 30, 2021, has included a note about our ability to continue as a going concern due to consecutive quarterly losses from operations from the last quarter and continuing into the second quarter of 2021 as a result of COVID-19. If COVID-19 continues to adversely affect our business and financial performance, we may not be able to generate sufficient cash flow to meet our operating expenses.

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

Date: November 22, 2021

